Form 10-Q
period 1995-03-31
LCS INDUSTRIES INC
filed 1995-05-12
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-12329

                              LCS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-2648333
- - - - ------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

         120 Brighton Road, Clifton, New Jersey            07012-1694
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (201)  778-5588
                                                  -----------------------------

                                      N/A
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes ( X )    No (  )

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of May 3, 1995, was 2,034,289.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


         PART I                   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets
                      As of March 31, 1995 (Unaudited) and
                      September 30, 1994

                      Consolidated Statements of Operations
                      For the Three Months and Six Months Ended
                      March 31, 1995 and 1994 (Unaudited)

                      Consolidated Statements of Cash Flows
                      For the Six Months Ended
                      March 31, 1995 and 1994 (Unaudited)

                      Notes to Consolidated Financial Statements
                      (Unaudited)

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


         PART II                   OTHER INFORMATION

         Item 1.      Legal Proceedings

         Item 4.      Submission of Matters to a Vote of
                      Security-Holders

         Item 6.      Exhibits and Reports on Form 8-K

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           March 31,     September 30,
                                                             1995            1994
                                                         ------------    ------------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $  3,661,543    $  1,679,489
   Investments - held-to-maturity ....................        339,973         535,068
   Accounts receivable (less allowance
       for doubtful accounts: March 31 - $603,000
       and September 30 - $585,000) ..................     17,190,901      17,916,539
   Prepaid expenses and other current assets .........      1,631,029       1,231,221
   Deferred taxes ....................................        293,465         327,595
                                                         ------------    ------------
     Total current assets ............................     23,116,911      21,689,912
                                                         ------------    ------------

Investments - available-for-sale, net ................        729,915         782,451
Investments - held-to-maturity .......................        199,859         199,859
Property and equipment, net ..........................      4,996,264       5,246,373
Goodwill (net of accumulated amortization:  March 31 -
    $171,750 and September 30, - $100,000) ...........      3,437,338       3,499,092
Deferred taxes .......................................         77,233         148,158
Other assets .........................................        496,514         420,344
                                                         ------------    ------------
                                                         $ 33,054,034    $ 31,986,189
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $ 10,349,298    $ 12,060,895
   Accrued salaries and commissions ..................      1,169,065       1,237,878
   Other accrued expenses ............................      2,505,531       2,457,307
   Income taxes payable ..............................        803,448         153,803
   Deferred taxes ....................................         29,240          22,552
   Current portion of long-term debt .................        561,997         606,709
   Current portion of capital lease obligations ......        484,853         478,259
                                                         ------------    ------------
     Total current liabilities .......................     15,903,432      17,017,403
                                                         ------------    ------------
                            Continued on next page.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         Continued from previous page.
                                                           March 31,     September 30,
                                                             1995            1994
                                                         ------------    ------------
                                                          (Unaudited)
Long-term debt, net of current portion ...............        327,694         837,446
Capital lease obligations, net of current portion ....        863,660         967,247
Deferred taxes .......................................        123,208         298,701
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       6,000,000 shares; issued March 31 - 2,217,625
       shares and September 30 - 1,909,337 shares ....         22,176          19,093
   Common stock issuable .............................        461,538         967,788
   Additional paid-in capital ........................      4,605,619       2,261,497
   Retained earnings .................................     11,070,783       9,912,936
                                                         ------------    ------------
                                                           16,160,116      13,161,314
   Less:  treasury stock, at cost, 187,766 shares ....       (207,953)       (207,953)
          marketable securities valuation adjustment .       (116,123)        (87,969)
                                                         ------------    ------------
     Total stockholders' equity ......................     15,836,040      12,865,392
                                                         ------------    ------------
                                                         $ 33,054,034    $ 31,986,189
                                                         ============    ============

                See Notes to Consolidated Financial Statements.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the Three and Six Months Ended March 31,

                                  (Unaudited)

                                                  Three Months                    Six Months
                                         ----------------------------    ----------------------------
                                             1995            1994            1995            1994
                                         ------------    ------------    ------------    ------------
Net sales ............................   $ 18,385,185    $ 15,339,660    $ 37,121,142    $ 31,792,964
Cost of sales ........................     12,486,573      11,289,159      25,710,927      23,459,701
                                         ------------    ------------    ------------    ------------
   Gross profit ......................      5,898,612       4,050,501      11,410,215       8,333,263
Selling and administrative expenses ..      3,335,203       3,199,271       6,673,795       6,773,419
Other (income) expense:
   Interest income ...................        (59,894)        (25,928)        (96,586)        (43,652)
   Interest expense ..................         53,696          87,411          96,924         177,246
                                         ------------    ------------    ------------    ------------
   Income before income taxes ........      2,569,607         789,747       4,736,082       1,426,250
Provision for income taxes ...........      1,056,000         325,000       1,939,000         575,000
                                         ------------    ------------    ------------    ------------
Net income ...........................   $  1,513,607    $    464,747    $  2,797,082    $    851,250
                                         ============    ============    ============    ============

Per common and common equivalent share
Net income ...........................   $        .66    $        .22    $       1.25    $        .40
                                         ============    ============    ============    ============

Weighted average number of
     shares outstanding ..............      2,290,840       2,128,256       2,238,499       2,116,420
                                            =========       =========       =========       =========

Dividends ............................   $       .034    $       .023    $       .057    $       .046
                                         ============    ============    ============    ============

                See Notes to Consolidated Financial Statements.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31,
                                  (Unaudited)

                                                             1995           1994
                                                         -----------    -----------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income ...........................................   $ 2,797,082    $   851,250
                                                         -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization .....................       885,257        754,111
   Deferred income taxes .............................       (45,000)       122,000
   Provision for doubtful accounts receivable ........        45,000         86,010
   Gain on sale of fixed assets ......................        (3,000)          --
                                                         -----------    -----------
   Total adjustments .................................       882,257        962,121
Changes in operating assets and liabilities:
   Accounts receivable ...............................       680,638       (300,735)
   Prepaid expenses and other current assets .........      (399,808)       146,473
   Accounts payable and accrued expenses .............    (1,732,187)       154,573
   Income taxes payable ..............................       649,645         (6,011)
   Other, net ........................................       (76,170)        93,466
                                                         -----------    -----------
   Total adjustments and changes .....................         4,375      1,049,887
                                                         -----------    -----------
   Net cash provided by operating activities .........     2,801,457      1,901,137
                                                         -----------    -----------

                            Continued on next page.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31,
                                  (Unaudited)

                         Continued from previous page.

                                                             1995           1994
                                                         -----------    -----------
Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Borrowings ....................................          --          850,000
       Repayments ....................................      (803,982)    (1,852,208)
   Dividends paid ....................................      (109,838)       (82,817)
   Exercise of stock options .........................       283,059         62,063
   Employee stock purchase plan proceeds .............        28,500           --
                                                         -----------    -----------
   Net cash used in financing activities .............      (602,261)    (1,022,962)
                                                         -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment ...............      (511,807)      (500,397)
   Proceeds from sales of equipment ..................        93,938           --
   Net sales (purchases) of marketable securities ....       200,727        (22,733)
                                                         -----------    -----------
   Net cash used in investing activities .............      (217,142)      (523,130)
                                                         -----------    -----------

Cash and cash equivalents:
   Net increase in cash and cash equivalents .........     1,982,054        355,045
   Cash and cash equivalents at beginning of period ..     1,679,489      1,054,538
                                                         -----------    -----------
   Cash and cash equivalents at end of period ........   $ 3,661,543    $ 1,409,583
                                                         ===========    ===========

                            Continued on next page.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31,
                                  (Unaudited)

                         Continued from previous page.

                                                             1995           1994
                                                         -----------    -----------
Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest ...................................      $    74,457    $   147,816
       Income taxes ...............................      $ 1,350,565    $   517,005

Supplemental disclosures of non-cash investing and financing activities:

   Capital lease obligations:
     For the six months ended March 31, 1995 and March 31, 1994, capital lease obligations of $152,525 and $130,679, respectively, were incurred for the leasing of equipment.

   Marketable securities valuation adjustment:
     During the six month period ended March 31, 1995, $25,158, net of taxes, was added to the marketable securities valuation adjustment.  This represents the additional net unrealized losses on the investments - available-for-sale, net, during the period.

   Acquisition of business:
     During the six month period ended March 31, 1995, $506,250 of common stock issuable was converted into 63,613 issued shares of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc. purchase agreement.

   Stock dividend:
     On January 31, 1995, 179,929 shares of the Company's common stock were distributed as a 10% stock dividend.

                See Notes to Consolidated Financial Statements.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. The results of operations for the six months ended March 31, 1995 and 1994 are not necessarily indicative of the results for the full year. The September 30, 1994 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Certain reclassifications have been made to the 1994 financial statements in order to conform to the fiscal 1995 presentations.

3) For the three and six month periods ended March 31, 1995 and 1994, earnings per share have been calculated based on the weighted average shares outstanding using the treasury stock method for stock options which are considered common stock equivalents. Earnings per share and the weighted average number of shares outstanding for all periods include the effect of the ten percent stock dividend distributed January 31, 1995 to stockholders of record on January 20, 1995 and the shares computed to be currently issuable in connection with the acquisition of Catalog Resources, Inc.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.



Results of Operations
- - - - ---------------------
        Three Months ended March 31, 1995
        ---------------------------------
        Sales increased 20% in the quarter ended March 31, 1995 to $18,385,000 from $15,340,000 for the comparable quarter of the prior year. This improvement is accounted for by a 61% increase in fulfillment services, a 6% increase in list marketing services, partially offset by a 17% decrease in computer services. Fulfillment services' increase reflects a 241% increase in the catalog fulfillment operation partially offset by a 55% reduction in inbound telemarketing revenues. Continued increases in transaction volume from an existing customer was the primary reason for this increase. The decrease in inbound telemarketing is part of the Company's strategic plan to de-emphasize this service. The list marketing revenue increase resulted generally from an expanded customer base and increased volumes with continuing customers. The computer services' decrease reflected lower revenues in all areas, including reduced revenues from a contract with a major non-U.S. telecommunications company.

        Gross profit increased 46% to $5,899,000 for the current quarter from $4,051,000 in the comparable quarter of 1994. Gross profit margin was 32% in the current quarter compared to 26% in 1994. The increase in gross profit amount resulted primarily from the increased sales volumes and a continued improvement in overall profit margins. The improvement in gross margin resulted primarily from the increased catalog fulfillment revenues which have a higher gross profit margin than the margins derived from the other operations of the Company.

        Selling and administrative expenses increased 4% to $3,335,000 in the current quarter from $3,199,000 in the comparable quarter of 1994. Selling and administrative expenses, as a percentage of sales, were 18% for the current quarter and 21% for the comparable period in 1994. The decrease in amount of selling and administrative expenses, when compared to the sales increase of 20%, and the decrease in these costs as a percentage of sales are due primarily to lower selling and administrative expenses associated with the incremental revenues at the catalog fulfillment operation, reduced selling and management personnel and their related expenses and lower advertising expense.

        Net interest income of $6,000 was realized in the current quarter compared to net interest expense of $61,000 in the comparable 1994 quarter. Net interest income resulted from increased amounts of funds available for investment at higher rates. The line of credit was not used during the quarter. In the prior year, the unsecured line of credit was utilized for the full quarter and there were higher levels of long-term debt and capital lease obligations outstanding.

        Net income was $1,514,000 ($.66 per share) in the current quarter compared to $325,000 ($.22 per share) in the comparable 1994 quarter.

        Six Months ended March 31, 1995
        -------------------------------
        Sales increased 17% for the six months ended March 31, 1995 to $37,121,000 from $31,793,000 for the comparable period of the prior year. This improvement is accounted for by a 44% increase in fulfillment services, a 13% increase in list marketing services partially offset be a 22% decrease in computer services' sales. The increase in fulfillment services' sales reflects a 169% increase in the catalog fulfillment operation partially offset by a 65% decline in inbound telemarketing revenues. Increased transaction volume from an existing customer was the primary reason for this increase. The decrease in inbound telemarketing is part of the Company's plan to de-emphasize this service. The list marketing increase resulted generally from an expanded customer base and increased volumes with continuing customers. The computer services' decrease reflected lower revenues in all areas, including revenues from a contract with a major non-U.S. telecommunications company.

        Gross profit increased 37% to $11,410,000 for the six month period from $8,333,000 in the comparable period of 1994. Gross profit margin was 31% compared to 26% in the prior year. The increase in gross profit amount resulted primarily from the increased sales volumes and improvement in overall profit margins. The improvement in gross profit margin resulted primarily from the increased catalog fulfillment revenues, described above, which have a higher gross profit margin than the margins derived from the other operations of the Company.

        Selling and administrative expenses decreased 1% to $6,674,000 from $6,773,000. Selling and administrative expenses, as a percentage of sales, were 18% for the current six month period and 21% in the prior year. The decrease in the amount of selling and administrative expenses, when compared to the 17% revenue gain for the six month period, and the decrease in these costs, as a percentage of sales, are due primarily to lower selling and administrative expenses associated with the incremental revenues at the catalog fulfillment operation, reduced selling and management personnel and their related expenses and lower advertising expense.

        There was no net interest in the current period compared to net interest expense of $134,000 in 1994. During the current six month period, interest earned on invested funds coupled with higher interest rates offset interest expense incurred on both long-term debt and capital lease obligations. The line of credit was not used during the entire period. In the comparable period of 1994, net interest expense was incurred due to utilizing the line of credit for varying amounts and higher levels of long-term debt and capital lease obligations outstanding.

        Net income was $2,797,000 ($1.25 per share) in the current period compared to $851,000 ($.40 per share) in the comparable 1994 period.


        Financial Condition, Liquidity and Capital Resources
        ----------------------------------------------------
        Working capital was $7,213,000 at March 31, 1995 compared to $4,673,000 at September 30, 1994. Fluctuations in the components of working capital resulted primarily from the increase in cash and a decrease in accounts payable partially offset by a decrease in accounts receivable and an increase in income taxes payable.

        For the six month period, cash generated by operations increased by $900,000 over such amounts generated in the comparable period of the prior year. This increase was primarily the result of increases in net income of $1,946,000, taxes payable of $656,000 and a decrease in accounts receivable of $981,000 offset by increases in prepaid expenses and other current assets of $546,000 and a decrease in accounts payable and accrued expenses of $1,887,000.

        In the period ended March 31, 1995, financing activities resulted in a net use of funds of $602,000 compared to a use of funds of $1,023,000 in 1994. In both periods, the repayment of debt was the primary use of funds and amounted to $804,000 in 1995 and $1,825,000 in 1994. In 1994, $850,000 was borrowed primarily to fund capital improvements at Catalog Resources, Inc. (CRI). Cash used for investing activities, in the current period, decreased $306,000 compared to 1994 due to proceeds received from the sales of equipment and the maturity of a marketable security investment.

        Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders in cash or stock up to an aggregate of $10,000,000. Under such purchase agreement, the Company paid $1,012,500 (one-half in cash and one-half in stock) on January 1, 1995. Further, assuming stated CRI earnings are achieved, such amounts will be payable each January 1 through 2002 totalling a maximum of $7,875,000.

        Management believes cash generated from current operations and other liquid assets combined with the available bank credit line will be sufficient to meet cash flow needs during the 1995 fiscal year.

PART II                     OTHER INFORMATION


Item 1. Legal Proceedings.

        A subsidiary of the Company is a co-defendant in an action filed in Supreme Court in the State of New York, County of Westchester on January 25, 1995. The plaintiff, a competitor of the subsidiary, seeks damages based on allegations of libel as well as tortious interference resulting in breach of contract. The subsidiary has recently responded to the complaint. As a result, the ultimate outcome of the lawsuit cannot, at this time, be predicted with certainty. However, management does not expect that this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of shareholders was held on February 28, 1995.

        (b) Shareholders reelected to the Board of Directors Mr. Arnold J. Scheine and Mr. Marvin Cohen. Mr. Bernard Ouziel and Mr. Lee Gray continued as members of the Board of Directors.

        (c) The elections of Mr. Scheine and Mr. Cohen were by votes of 1,701,583 for and 13,547 withheld and 1,700,717 for and 14,413 withheld, respectively. There were 146,799 broker non-votes. Deloitte & Touche LLP was elected to serve as the Company's independent auditors by a vote of 1,708,943 for, 2,500 against and 3,687 abstentions. There were 152,459 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 11 - Computation of earnings per share

        (b) Report on Form 8-K. - LCS Industries, Inc. filed a Form 8-K dated January 25, 1995 which reported litigation involving a subsidiary as described in Item 1 above.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: Clifton, New Jersey
      May 9, 1995


                                                         LCS INDUSTRIES, INC.
                                                    ----------------------------
                                                             (Registrant)


                                                 By: /s/ Arnold J. Scheine
                                                    ----------------------------
                                                         Arnold J. Scheine
                                                             President
                                                     (Chief Executive Officer)




                                                 By: /s/ Pat R. Frustaci
                                                    ----------------------------
                                                          Pat R. Frustaci
                                                       Vice President-Finance
                                                      (Chief Financial Officer)