Form 10-Q
period 1995-06-30
LCS INDUSTRIES INC
filed 1995-08-08
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-12329

                              LCS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-2648333
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

         120 Brighton Road, Clifton, New Jersey            07012-1694
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (201)  778-5588
                                                  -----------------------------

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes ( X )    No (  )

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of August 3, 1995, was 2,058,825.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


PART I                       FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
        As of June 30, 1995 (Unaudited) and
        September 30, 1994


        Consolidated Statements of Operations
        For the Three Months and Nine Months Ended
        June 30, 1995 and 1994 (Unaudited)

        Consolidated Statements of Cash Flows
        For the Nine Months Ended
        June 30, 1995 and 1994 (Unaudited)


        Notes to Consolidated Financial Statements
        (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II                       OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             June 30,      September 30,
                                                               1995            1994
                                                           ------------    ------------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...........................   $  4,854,764    $  1,679,489
   Investments - held-to-maturity ......................        539,832         535,068
   Accounts receivable (less allowance
       for doubtful accounts: June 30 - $624,000
       and September 30 - $585,000) ....................     16,798,518      17,916,539
   Prepaid expenses and other current assets ...........      1,229,936       1,231,221
   Deferred taxes ......................................        299,200         327,595
                                                           ------------    ------------
     Total current assets ..............................     23,722,250      21,689,912
                                                           ------------    ------------

Investments - available-for-sale, net ..................        774,493         782,451
Investments - held-to-maturity .........................           --           199,859
Property and equipment, net ............................      4,868,604       5,246,373
Goodwill (net of accumulated amortization:  June 30 -
    $202,630 and September 30, - $100,000) .............      3,406,460       3,499,092
Deferred taxes .........................................         61,700         148,158
Other assets ...........................................        568,887         420,344
                                                           ------------    ------------
                                                           $ 33,402,394    $ 31,986,189
                                                           ============    ============

                         Continued on next page.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                             June 30,      September 30,
                                                               1995            1994
                                                           ------------    ------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................   $ 10,223,999    $ 12,060,895
   Accrued salaries and commissions ....................      1,027,464       1,237,878
   Other accrued expenses ..............................      2,070,043       2,457,307
   Income taxes payable ................................        368,161         153,803
   Deferred taxes ......................................         33,400          22,552
   Current portion of long-term debt ...................        561,997         606,709
   Current portion of capital lease obligations ........        486,464         478,259
                                                           ------------    ------------
     Total current liabilities .........................     14,771,528      17,017,403
                                                           ------------    ------------

Long-term debt, net of current portion .................        303,058         837,446
Capital lease obligations, net of current portion ......        795,524         967,247
Deferred taxes .........................................        110,000         298,701
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       6,000,000 shares; issued June 30 - 2,245,491
       shares and September 30 - 1,909,337 shares ......         22,455          19,093
   Common stock issuable ...............................        461,538         967,788
   Additional paid-in capital ..........................      4,798,733       2,261,497
   Retained earnings ...................................     12,440,438       9,912,936
                                                           ------------    ------------
                                                             17,723,164      13,161,314
   Less:  treasury stock, at cost, 187,766 shares ......       (207,953)       (207,953)
          marketable securities valuation adjustment ...        (92,927)        (87,969)
                                                           ------------    ------------
     Total stockholders' equity ........................     17,422,284      12,865,392
                                                           ------------    ------------
                                                           $ 33,402,394    $ 31,986,189
                                                           ============    ============

                See Notes to Consolidated Financial Statements.

                          LCS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three and Nine Months Ended June 30,
                                       (Unaudited)

                                                  Three Months                   Nine Months
                                         ----------------------------    ----------------------------
                                              1995           1994             1995           1994
                                         ------------    ------------    ------------    ------------
Net sales ............................   $ 18,153,573    $ 14,094,912    $ 55,274,715    $ 45,887,876
Cost of sales ........................     12,531,909      10,923,540      38,242,836      34,383,241
                                         ------------    ------------    ------------    ------------
    Gross profit .....................      5,621,664       3,171,372      17,031,879      11,504,635
Selling and administrative expenses ..      3,260,028       3,074,183       9,933,823       9,847,602
Other (income) expense:
    Interest income ..................        (92,304)        (23,772)       (188,890)        (67,424)
    Interest expense .................         44,588          66,728         141,512         243,974
                                         ------------    ------------    ------------    ------------
    Income before income taxes .......      2,409,352          54,233       7,145,434       1,480,483
Provision for income taxes ...........        965,000          38,000       2,904,000         613,000
                                         ------------    ------------    ------------    ------------
Net income ...........................   $  1,444,352    $     16,233    $  4,241,434    $    867,483
                                         ============    ============    ============    ============

Per common and common equivalent share
Net income ...........................   $        .60    $        .01    $       1.86    $        .41
                                         ============    ============    ============    ============

Weighted average number of
    shares outstanding ...............      2,394,056       2,134,258       2,276,207       2,108,222
                                         ============    ============    ============    ============

Dividends ............................   $       .038    $       .023    $       .094    $       .068
                                         ============    ============    ============    ============

                See Notes to Consolidated Financial Statements.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended June 30,
                                  (Unaudited)

                                                              1995           1994
                                                          -----------    -----------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income ............................................   $ 4,241,434    $   867,483
                                                          -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ......................     1,364,534      1,212,732
   Deferred income taxes ..............................       (60,000)       119,000
   Provision for doubtful accounts receivable .........        91,625        112,777
   Gain on sale of fixed assets .......................        (9,650)          --
                                                          -----------    -----------
   Total adjustments ..................................     1,386,509      1,444,509
Changes in operating assets and liabilities:
   Accounts receivable ................................     1,026,396       (241,932)
   Prepaid expenses and other current assets ..........         1,285        178,325
   Accounts payable and accrued expenses ..............    (2,434,575)       921,387
   Income taxes payable ...............................       214,358         (6,066)
   Other, net .........................................      (148,543)        50,210
                                                          -----------    -----------
   Total adjustments and changes ......................        45,430      2,346,433
                                                          -----------    -----------
   Net cash provided by operating activities ..........     4,286,864      3,213,916
                                                          -----------    -----------
Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Borrowings .....................................          --        1,350,000
       Repayments .....................................      (958,671)    (3,674,973)
   Dividends paid .....................................      (184,534)      (124,773)
   Exercise of stock options ..........................       455,011         80,063
   Employee stock purchase plan proceeds ..............        49,940           --
                                                          -----------    -----------
   Net cash used in financing activities ..............      (638,254)    (2,369,683)
                                                          -----------    -----------
Cash flows from investing activities:
   Additions to property and equipment ................      (769,018)      (949,897)
   Proceeds from sales of equipment ...................       195,095           --
   Net sales (purchases) of marketable securities .....       100,588        (21,109)
                                                          -----------    -----------
   Net cash used in investing activities ..............      (473,335)      (971,006)
                                                          -----------    -----------
Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents     3,175,275       (126,773)
   Cash and cash equivalents at beginning of period ...     1,679,489      1,054,538
                                                          -----------    -----------
   Cash and cash equivalents at end of period .........   $ 4,854,764    $   927,765
                                                          ===========    ===========

                            Continued on next page.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended June 30,
                                  (Unaudited)

                         Continued from previous page.

                                                              1995            1994
                                                           ----------        -------
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
    Interest ...........................................   $  109,879       $215,144
    Income taxes .......................................   $2,740,883       $562,865

Supplemental disclosures of non-cash investing and financing activities:

  Capital lease obligations:
    For the nine months ended June 30, 1995 and June 30, 1994, capital lease obligations of $216,053 and $162,465, respectively, were incurred for the leasing of equipment.

  Marketable securities valuation adjustment:
    For the nine months ended June 30, 1995 and June 30, 1994, $4,958 and $132,219, net of tax, was added to the marketable securities valuation adjustment. This represents the net unrealized losses on the investments - available-for-sale, net, during the period.

  Acquisition of business:
    During the nine months ended June 30, 1995 and June 30, 1994, $506,250 and $187,793 of common stock issuable was converted into 63,613 and 26,172 issued shares of the Company's common stock in accordance with the terms of the Catalog Resources, Inc. purchase agreement.

  Stock dividend:
    On January 31, 1995, 179,929 shares of the Company's common stock were distributed as a 10% stock dividend.


                See Notes to Consolidated Financial Statements.

                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. The results of operations for the nine months ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full year. The September 30, 1994 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Certain reclassifications have been made to the 1994 financial statements in order to conform to the fiscal 1995 presentations.

3) For the three and nine month periods ended June 30, 1995 and 1994, earnings per share have been calculated based on the weighted average shares outstanding using the treasury stock method for stock options which are considered common stock equivalents. Earnings per share and the weighted average number of shares outstanding for all periods include the effect of the ten percent stock dividend distributed January 31, 1995 to stockholders of record on January 20, 1995 and the shares computed to be currently issuable in connection with the acquisition of Catalog Resources, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

        Three Months ended June 30, 1995
        --------------------------------

        Sales increased 29% in the quarter ended June 30, 1995 to $18,154,000 from $14,095,000 for the comparable quarter of the prior year. This improvement is accounted for by a 91% increase in fulfillment services, a 4% increase in list marketing services, partially offset by a 1% decrease in computer services. Fulfillment services' increase reflects a 123% increase in the catalog fulfillment operation, a 81% increase in continuity fulfillment partially offset by a 65% reduction in inbound telemarketing revenues. Increases in transaction volume from an existing customer, although at a reduced rate from the quarter ended March 31, 1995, was the primary reason for the catalog fulfillment increase. Initial billings to new customers were the primary reason for the continuity fulfillment increase. The decrease in inbound telemarketing is part of the Company's strategic plan to de-emphasize this service. The list marketing revenue increase resulted generally from an expanded customer base and increased volumes with continuing customers.

        Gross profit increased 77% to $5,622,000 for the current quarter from $3,171,000 in the comparable quarter of 1994. Gross profit margin was 31% in the current quarter compared to 23% in 1994. The increase in gross profit amount resulted primarily from the increased sales volumes and a continued improvement in overall profit margins. The improvement in gross margin resulted primarily from the increased catalog fulfillment revenues which have a higher gross profit margin than the margins derived from the other operations of the Company along with improved profit margins in the continuity fulfillment operation.

        Selling and administrative expenses increased 6% to $3,260,000 in the current quarter from $3,074,000 in the comparable quarter of 1994. Selling and administrative expenses, as a percentage of sales, were 18% for the current quarter and 22% for the comparable period in 1994. The increase in amount of selling and administrative expenses, when compared to the sales increase of 29%, and the decrease in these costs as a percentage of sales are due primarily to lower selling and administrative expenses associated with the incremental revenues at both the catalog and continuity fulfillment operations and reduced selling and management personnel and their related expenses.

        Net interest income of $48,000 was realized in the current quarter compared to net interest expense of $43,000 in the comparable 1994 quarter. Net interest income resulted from increased amounts of funds available for investment at higher rates. The line of credit was not used during the quarter. In the prior year, a portion of the unsecured line of credit was utilized for part of the quarter and there were higher levels of long-term debt, associated with the Catalog Resources, Inc. acquisition, and capital lease obligations outstanding.

        Net income was $1,444,000 ($.60 per share) in the current quarter compared to $16,000 ($.01 per share) in the comparable 1994 quarter.


        Nine Months ended June 30, 1995
        -------------------------------

        Sales increased 20% for the nine months ended June 30, 1995 to $55,275,000 from $45,888,000 for the comparable period of the prior year. This improvement is accounted for by a 57% increase in fulfillment services, a 10% increase in list marketing services partially offset by a 16% decrease in computer services' sales. The increase in fulfillment services' sales reflects a 179% increase in the catalog fulfillment operation, a 45% increase in the continuity fulfillment operation partially offset by a 65% decline in inbound telemarketing revenues. Increased transaction volume from an existing customer was the primary reason for the catalog fulfillment increase. Initial billings to new customers were the primary reason for the continuity fulfillment increase. The decrease in inbound telemarketing is part of the Company's plan to de-emphasize this service. The list marketing increase resulted generally from an expanded customer base and increased volumes with continuing customers. The computer services' decrease reflected lower revenues in all areas, including revenues from a contract with a major non-U.S. telecommunications company.

        Gross profit increased 48% to $17,032,000 for the nine month period from $11,505,000 in the comparable period of 1994. Gross profit margin was 31% compared to 25% in the prior year. The increase in gross profit amount resulted primarily from the increased sales volumes and improvement in overall profit margins. The improvement in gross profit margin resulted primarily from the increased catalog fulfillment revenues, described above, which have a higher gross profit margin than the margins derived from the other operations of the Company and the increased revenues and improved profit margins of the continuity fulfillment operation.

        Selling and administrative expenses increased 1% to $9,934,000 from $9,848,000. Selling and administrative expenses, as a percentage of sales, were 18% for the current nine month period and 21% in the prior year. The increase in the amount of selling and administrative expenses, when compared to the 20% revenue gain for the nine month period, and the increase in these costs, as a percentage of sales, are due primarily to lower selling and administrative expenses associated with the incremental revenues at the catalog fulfillment operation, reduced selling and management personnel and their related expenses.

        Net interest income of $47,000 was realized in the current period compared to net interest expense of $177,000 in 1994. During the current nine month period, interest earned on invested funds coupled with higher interest rates more than offset interest expense incurred on both long-term debt and capital lease obligations. The line of credit was not used during the entire period. In the comparable period of 1994, net interest expense was incurred due to utilizing the line of credit for varying amounts and periods and higher levels of long-term debt and capital lease obligations outstanding.

        Net income was $4,241,000 ($1.86 per share) in the current period compared to $867,000 ($.41 per share) in the comparable 1994 period.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

        Working capital was $8,951,000 at June 30, 1995 compared to $4,673,000 at September 30, 1994. Fluctuations in the components of working capital resulted primarily from the increase in cash and decreases in accounts payable and other accrued expenses partially offset by a decrease in accounts receivable.

        For the nine month period, cash generated by operations increased $1,073,000 over such amounts generated in the comparable period of the prior year. This increase was primarily the result of increases in net income of $3,374,000 and a decrease in accounts receivable of $1,268,000 offset by a decrease in accounts payable and accrued expenses of $3,356,000.

        In the period ended June 30, 1995, financing activities resulted in a net use of funds of $638,000 compared to a use of funds of $2,370,000 in 1994. In both periods, the repayment of debt was the primary use of funds and amounted to $959,000 in 1995 and $3,675,000 in 1994. In 1994, $1,350,000 was borrowed primarily to fund capital improvements at Catalog Resources, Inc. (CRI) and for temporary working capital requirements. In 1995, cash received from the exercise of employee stock options increased $375,000. Cash used for investing activities, in the current period, decreased $498,000 compared to 1994 due to proceeds received from the sales of equipment and the maturity of a marketable security investment.

        Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders, in cash or stock, up to an aggregate of $10,000,000. Under such purchase agreement, the Company paid $1,012,500 (one-half in cash and one-half in stock) on January 1, 1995. Further, assuming stated CRI earnings are achieved, such amounts will be payable each January 1 through 2002 totalling a maximum of $7,875,000.

        Management believes cash generated from current operations and other liquid assets combined with the available bank credit line will be sufficient to meet cash flow needs during the 1995 fiscal year.

PART II                   OTHER INFORMATION


Item 1. Legal Proceedings

        The Company filed a Form 8-K dated January 25, 1995 in which it reported that a subsidiary of the Company was a co-defendant in an action filed in Supreme Court of the State of New York.

        Effective June 29, 1995, the parties agreed to a Stipulation of Discontinuance which settled and discontinued the litigation with prejudice and without costs to any party.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 11 - Computation of earnings per share

        (b) Report on Form 8-K. - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: Clifton, New Jersey
      August 8, 1995


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