Form 10-K
period 1995-09-30
LCS INDUSTRIES INC
filed 1995-12-22
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934: (FEE REQUIRED)

For the fiscal year ended September 30, 1995         Commission File No. 0-12329



                              LCS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                           13-2648333
(State of incorporation)                 (I.R.S. employer identification number)

         120 Brighton Road
         Clifton, New Jersey                               07012
(Address of principal executive offices)                (zip code)

                 Registrant's telephone number: (201) 778-5588

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [  X  ]                  No [    ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of closing bid and asked prices, as of December 1, 1995: $45,382,561. The number of shares of Common Stock ($.01 par value) outstanding as of December 1, 1995: 4,213,548.

                      DOCUMENTS INCORPORATED BY REFERENCE

           The Proxy Statement in respect of the 1996 Annual Meeting of Stockholders is incorporated by reference into Part III hereof to the extent indicated in that Part. The Form 8-K dated September 1, 1995 is incorporated by reference into Part IV hereof to the extent indicated in that Part. This Form 10-K consists of 52 pages. Index to exhibits is located at page 43.

                                     Part I

Item 1.  Business.

         LCS Industries, Inc. ("LCS" or the "Company"), a Delaware corporation, offers clients a broad range of direct-response marketing services, including fulfillment services (continuity and catalog processing), computer services (database and relationship marketing) and list marketing services. LCS was incorporated in November, 1969.

         Contribution to total sales for the three most recent fiscal years by the type of service described above is as follows:

                                               Fiscal Year Ended September 30,
                                              --------------------------------
                                              1995          1994          1993
                                              ----          ----          ----
Fulfillment services .................         39%           30%           32%

Computer services ....................         13%           15%           17%

List marketing services ..............         48%           55%           51%

         On September 6, 1995, the Company announced that it had entered into an agreement to provide computer services through the building of a marketing database for a major non-U.S. communications company. The total expected revenues through June, 1998 will approximate $40 million, subject to early termination provisions. Initial revenues and earnings under the contract were recorded during the fourth quarter of the fiscal year ended September 30, 1995.

         On September 11, 1995, the Company announced that its wholly-owned subsidiary, Catalog Resources, Inc. (CRI), had reached an agreement to continue to provide fulfillment services to a major consumer products corporation. The new agreement provides for approximately $4.4 million in guaranteed revenues over a two year period for base processing levels. Additional revenues will be derived over and above that amount based upon the volume of transactions processed and other services provided.

         On April 1, 1993, the Company acquired all the outstanding stock of CRI. The initial purchase price was $3,500,000 and, in addition, certain additional payments could have been earned by the former CRI shareholders if CRI's pretax income, as defined, reached certain amounts during the next five years. Of this amount, $1,500,000 was paid at the closing, consisting of $750,000 in cash and 267,378 shares of the Company's common stock and the balance payable in amounts of $400,000 on April 1 of each of the next five years with payments to be 50 percent in cash and 50 percent in stock. On April 1, 1994, $400,000 was paid, consisting of $200,000 in cash and 57,578 shares of the Company's common stock.

         Effective August 1, 1994, the purchase agreement was amended to limit to $8,100,000 the aggregate amount of additional purchase consideration to be paid in addition to the $1,900,000 paid at such date. The additional amount to be paid is based upon the operating performance of CRI over the eight year period beginning October 1, 1994. Based upon CRI's earnings for each fiscal year ending on September 30, a maximum annual payment of $1,012,500 will be paid in January of the following year, which amount is subject to a dollar for dollar reduction based on operating results. Such payments are calculated separately for each year. Each payment will consist of 50 percent in cash and 50 percent in common stock of the Company with the maximum number of shares to be delivered under the purchase agreement, as amended, not to exceed 660,000 shares. The portion of the above payments not made in stock is payable in cash. The number of shares to be issued will be based on the market value, as defined, of the common stock at the future payment dates. As of September 30, 1995, 464,904 shares had been delivered under the provisions of the purchase agreement, as amended.

         At September 30, 1994 the amounts due on January 1, 1995 and 1996, under the terms of the purchase agreement, as amended, were recorded. The January 1, 1995 payment of $1,012,500 was recorded as $506,250 current portion of long-term debt and $506,250 common stock issuable. The present value (interest at 7.75%) of the $1,012,250 payable January 1, 1996 was recorded as $461,538 current portion of long-term debt and $461,538 common stock issuable.

         As a result of the operating results achieved for the fiscal year ended September 30, 1995, the September, 1995 signing of a two year extension of a contract to provide fulfillment services to a major customer, forecasted operating results for the 1996 fiscal year and the evaluation of anticipated future operating results beyond fiscal 1996, it is probable that future CRI earnings levels will be attained which will require the maximum future payments of $6,075,000 to be made. As a result, the present value (interest at 8.75%) of those payments has been recorded at September 30, 1995; $2,532,108 as long-term debt and $1,945,983 as common stock issuable, with a corresponding increase in goodwill. The common stock issuable amount reflects the maximum number of shares (660,000 less those shares previously issued and delivered) issuable under the terms of the purchase agreement, as amended, based on the market price of the Company's common stock at September 30, 1995. This amount is subject to adjustment, based on the future movements in the market price of the Company's common stock.

         The numbers of shares indicated above have been adjusted to give effect to the 10% stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

         Effective November 30, 1993, the Company sold its 80 percent interest in Type-A-Scan, Inc. to the minority shareholder. At September 30, 1993, the Company recorded a provision for loss on the sale of $385,000.


Fulfillment Services

         Continuity/Order Entry

         LCS' continuity/order entry services provide computer-based support to the membership activities of book clubs, similar continuity (mail order) clubs and catalog companies. Continuity clubs and catalog companies, a large part of the direct-response industry, make repetitive mailings and periodic product offerings to their members or customers. The LCS system supports these efforts by processing and providing information with regard to orders, shipments, billings, returns and credit criteria, cashiering (receiving and depositing customer payments and related updating of customer files) and providing personnel to respond to inquiries from club members.

         The Company also provides computer-generated reports which clients use in measuring profitability and in evaluating and controlling marketing efforts.

         Lead/Inquiry Fulfillment

         Leads and/or inquiries are generated by clients' advertisements which require a mailed or telephoned (to toll-free "800" numbers) customer response. These leads are received by LCS and are computer-processed using its proprietary system which accommodates clients of varying sizes from any industry and with differing volumes of activity.

         Processing begins by converting the lead into machine-readable form. Then, depending on the criteria supplied by the client, the Company processes the lead in a variety of ways, including the elimination of non-productive leads and the mailing, usually within 24 hours, of fulfillment packages containing the client's literature or product. At the same time, a lead form generated by computer is sent to the client's local sales office, warehouse, branch or retail outlet so that a salesperson can directly contact the prospective customer.

         Using codes identifying the sources of the lead, the LCS computer system produces reports allowing the client to evaluate the effectiveness of the advertising. In addition, upon return of the lead form containing the client's disposition of the lead, LCS is able to produce reports evaluating the performance of the client's sales force in handling the lead. The system may also be customized in response to unique customer requirements.

         Catalog Fulfillment

         CRI provides fulfillment services to the catalog industry. This service encompasses the maintaining of its clients' inventory, receiving its clients' customer orders and payments by mail as well as by dedicated telemarketing personnel via toll-free "800" numbers which are open twenty-four hours a day, year-round, and the subsequent shipping of the merchandise. Orders received are entered into CRI's computer system with appropriate validations being performed prior to processing. This includes receiving payment, whether in the form of check, money order or credit card. The CRI system includes various features which are intended to minimize credit losses to its clients. The order is then picked, packed and shipped. CRI also handles inventory returns for its clients as well as providing dedicated customer service representatives to handle customer inquiries, complaints, etc. Various reports are developed and provided to CRI's clients to enable them to properly analyze their marketing efforts.

         Outbound Telemarketing

         LCS' outbound telemarketing service offers business to business and business to consumer calling services to clients in the publishing, financial, telecommunications and technology markets. Applications include direct sales, renewals, market research and lead generation. The benefits of outbound telemarketing include: better customer service through personal contact with clients and increased sales effectiveness at a lower cost than in-person sales efforts.


Computer Services

         Direct-response marketing consists of selective and analytical methods of reaching a specific audience for the sale of clients' goods and services. These methods, applied singly or in combination, can accurately determine the most responsive audience for a particular direct marketing effort. The Company's computer systems tabulate, store and process this information for future use by clients, resulting in the more efficient and cost-effective use of their sales and advertising budgets.

         Communications Database Development

         The Company is also involved in the design, development and implementation of marketing databases for communications companies both within and outside the United States. This entails conversion of raw data on customer billings and control data into marketing tools, the objective being retention of customer base, increasing market share or winback of previously lost market share.

         List Maintenance

         List maintenance involves the processing, updating and storing of mailing lists and other demographic information on the Company's computers for clients' promotional and list rental activities. Mailing lists may be combined and enhanced with demographic information to form databases, which can be used as the basis of additional client promotions or marketed to other list users (see "Enhancement" below).

         The Company maintains lists and databases for its clients who use them for marketing their own products and services as well as for rental to other marketers. The lists and databases maintained by LCS presently range in size from several thousand to approximately twenty three million names. Certain clients have on-line access to lists and databases maintained for them by LCS. Each list or database may be used to produce a variety of end-use formats, such as labels, listings, index cards, computer letters and magnetic tapes. Demographic information can be customized for the client and used as the selection criteria for a list or database rental.
In addition, lists can be presorted for maximum postal cost efficiencies.

         "Fastfax," the Company's proprietary list fulfillment order processing system, provides clients with on-line database list segment counting and order selection capabilities using their own personal computer terminals. List orders entered using this system can be fulfilled within 24-48 hours after authorization.

         Merge/Purge

         Merge/purge is a computerized system which recognizes and eliminates duplicate names when combining large numbers of lists or databases for mailing programs. It can also be used to identify names with high response potential by identifying duplications between lists with similar demographics. Identification of these multiple prospects enables the direct-response client to plan marketing strategy, including follow-up promotions.

         Because clients may wish to target a promotion to a highly segmented audience, merge/purge can be applied to attributes (such as location or gender) in addition to names in a number of lists and databases and, based upon the clients' criteria, can generate refined lists identifying the target audience.

         LCS' software can also remove (suppress) the names of persons who the client deems inappropriate or who have a low probability of ordering based on past experience.

         Enhancement

         Enhancement is the overlay of demographic information to computer lists and databases to facilitate targeted mailing programs, sometimes in combination with the list maintenance and merge/purge services. This information added by LCS can include profiles of time in present residence, dwelling unit size, occupation, income estimate, age, gender, presence and number of children, telephone number and other information.

         The Company has been selected by the U.S. Postal Service as one of 23 licensees for its National Change of Address System. As part of this program to reduce the return rate of domestic mail, the Postal Service is furnishing licensees every two weeks with changes of address on all recent U.S. business and household moves. Utilizing this data, LCS is able to offer its clients the ability to enhance existing lists to reflect the Postal Service's most current change of address information, thereby increasing the cost-effectiveness of mailings using such updated lists.

         Computer Personalization

         Computer personalization is the use of computerized lists to personalize mass mailings of various forms including labels, computer letters, complex insurance applications and many other forms. The Company subcontracts this process.


List Marketing Services

         The Company, through its consolidated subsidiary The SpeciaLISTS Ltd., provides consumer list marketing services. These services include:

         -- List brokerage -- the recommendation of lists or segments of lists for specific mailing campaigns and the securing of names from various list owners for mailings. The Company consults with clients to determine the best direct-mail strategy and optimal targeted markets.

         -- List   management  --  rental  and  promotion  of  proprietary   and
            client-owned lists for direct-mail promotions.

         -- List compilation -- creation of proprietary lists drawn from numerous sources, such as directories and attendance rosters.


Marketing

         The Company currently markets its products and services throughout the United States using in-house sales expertise. Leads are generated by personal calls, print advertising in trade media, referrals, industry meetings and trade shows and seminars. LCS uses its own direct-response and fulfillment services to generate leads, support sales and facilitate follow-up. The generally close working relationship between LCS and its clients offers opportunities for the sale of additional related services. The Company makes a practice of identifying and designing services to meet special needs of clients. The sales staff is compensated by salary plus commissions or bonuses.

         Although, during fiscal 1995, sales to one customer accounted for 11% of the Company's consolidated revenues, management does not believe that the loss of any single customer would have a continuing material adverse effect on the Company and its subsidiaries taken as a whole. From time to time, specifically in the communications area, the Company has been involved in major projects. Over the past three years, the Company has been successful in replacing completed projects for customers with new projects for other customers. These projects have contributed significantly to the profits of the Company. While projects anticipated for 1996 continue this pattern, there is no assurance that this will continue to happen in the future.


Customer Trade Terms

         As the Company is in a service business, a large proportion of its consolidated current assets and a significant portion of its consolidated total assets are represented by trade accounts receivable. Invoices for service to clients of the Company and its subsidiaries are customarily rendered monthly for recurring matters and at the completion of special projects. For financial statement purposes, revenues and related costs are recognized when services are performed. Revenues under long-term consulting contracts are recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for each contract.

         In the case of approximately 37% of the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1995, various payment terms exist ranging from payable upon receipt of invoice to 60 days from date of invoice, and in the case of substantially all of the balance (primarily those of SpeciaLISTS), payment terms are 60 days after the client's mailing date.

         Management believes that the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1995, net of the allowance for doubtful accounts reflected on the consolidated balance sheet as at such date included in the Consolidated Financial Statements, are collectable in the ordinary course of business.


Product Protection and Proprietary Rights

         LCS uses several methods to ensure the protection of confidential client data and its proprietary systems. The Company's computer tapes and disks are accessible only to authorized personnel. LCS protects on-line access to data by restricting access to on-line terminals and by utilizing a periodically changing, segmented password system. To enhance safety in case of fire or other natural disasters, duplicate tapes containing client data are stored at an off-site location.

         The Company considers certain of its software to be proprietary. It currently relies upon trade secret laws and internal non-disclosure agreements to protect the software. LCS has no patents or copyrights. In management's opinion, no such patent or copyright protection is customary or necessary.


Competition

         The segment of the computer services industry that serves the direct-response marketing industry is highly competitive. Competition is related primarily to technical capability and expertise, pricing, quality of work and ability to meet deadlines and is not confined to specific geographic areas. The industry in which LCS operates is subject to rapid client marketing changes requiring constant adaptation to provide competitive services. Reliable data on LCS's relative position in its market is not available.

         The Company competes not only with other independent specialized computer service companies but also with in-house computer service departments of companies in the direct-response marketing industry.

         Some  of  the  companies   with  which  LCS  competes  have  access  to
substantially greater financial and other resources and offer a wider range of non-computer services than the Company.


Employees

         As of November 30, 1995, the Company employed 1,673 persons, of whom 860 were employed on a full-time basis. LCS does not have any collective bargaining agreements with its employees and believes its relations with its employees to be good.

Item 2.  Properties.

         The Company and its subsidiaries lease or sublease facilities at the locations and under leases or subleases summarized as follows and in Note 11 of Notes to Consolidated Financial Statements:

                                                      Square      Expiration
              Location                                Feet        Date
              --------                                -------     ----------
120 Brighton Road, Clifton, NJ (1) ..............      78,645     Sept. 2000
1200 Harbor Blvd., Weehawken, NJ (2) ............      18,100     June 2003
100 Enterprise Place, Dover, DE (1)(5) ..........      55,000     Month to Month
Enterprise Business Park, Parcel #4,
           Dover, DE (1) ........................     124,000     Oct. 2005
155 Commerce Way, Dover, DE (1) (3) .............      35,530     July 1999
Horsepond Road, Dover, DE (4) ...................      10,000     April 1995
2 McKee Road, Dover, DE (4) .....................      20,000     Month to Month
155 Commerce Way, Dover, DE (4) .................      56,762     April 1999
                                                      -------
                                   TOTAL ........     398,037

--------------------------------------------------------------------------------
(1) Office, warehouse, production
(2) Office
(3) Five year renewal option available
(4) Warehouse
(5) Sublease


Item 3.  Legal Proceedings

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder  Matters.

Quarterly Stock Price Information

         The Company's Common Stock is traded on the NASDAQ national market under the symbol LCSI. The following table sets forth the quarterly high and low bid prices of the Common Stock, as quoted on NASDAQ. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions, nor do they represent actual transactions.

         In the first quarter of fiscal 1993, an initial cash dividend of $.10 per share was paid. Commencing in the second quarter of fiscal 1993, regular quarterly dividends of $.025 per share were paid through the first quarter of fiscal 1995. Commencing in the second quarter of fiscal 1995, regular quarterly dividends of $.0375 were paid.

         As of December 1, 1995, there were 147 registered holders of record of the Company's Common Stock. This number does not include investors whose securities are maintained at securities firms in "street name."

------------------------------------------------------------------------------------------------------------------------
                                                Bid                                                          Bid
------------------------------------------------------------------------------------------------------------------------
                                         High        Low                                                High       Low
------------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended                                             Fiscal Year Ended
 September 30, 1995                                             September 30, 1994
      1st Quarter.................... $  4-1/4    $  3-3/8       1st Quarter........................  $ 3-3/4    $ 2-1/2
      2nd Quarter...................     6-3/8       3-7/8       2nd Quarter........................    4-3/4      3-1/8
      3rd Quarter....................   12-1/8       5-1/4       3rd Quarter........................    4          3-1/8
      4th Quarter....................   16-1/2      10-3/8       4th Quarter........................    3-3/4      3-1/4

The prices above reflect retroactively the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

Item 6. Selected Financial Data.

Five Year Review
Income Statement Data
(In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------
Years Ended September 30,                            1995          1994         1993        1992         1991
---------------------------------------------------------------------------------------------------------------
Sales                                              $78,863       $62,690      $53,002      $46,786     $ 42,475
Cost of sales                                       54,717        46,986       39,433       34,130       31,710
Gross profit                                        24,176        15,704       13,569       12,656       10,765
Selling and administrative expenses                 13,653        13,270       12,094       10,491        9,746
Dividend and interest (income) expense, net          (167)            65          (3)        (125)        (164)
Other expense                                         ----          ----          385         ----       ----
Income before income taxes                          10,660         2,369         1,093       2,390        1,183
Net income                                           6,329         1,375          626        1,326          732
Per common and common equivalent share - Note
Primary earnings                                      1.33           .32          .16          .37          .22
Weighted average number of shares outstanding        4,755         4,306        3,841        3,560        3,336
Fully diluted earnings                                1.25           .32          .16          .37          .22
Weighted average number of shares outstanding        5,050         4,307        3,847        3,560        3,370
Dividends per share                                   .066          .045          .08       ----          ----
---------------------------------------------------------------------------------------------------------------

Note - Retroactively restated to reflect the 10% stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

Balance Sheet Data
(In thousands)
---------------------------------------------------------------------------------------------------------------
September 30,                                       1995          1994         1993        1992         1991
---------------------------------------------------------------------------------------------------------------
Working capital                                   $ 10,569       $ 4,673      $ 3,460     $ 6,351       $ 5,675
Total assets                                        49,737        31,815       28,983      20,708        19,173
Long-term debt and capital
      lease obligations - net of
      current portion                                3,436         1,805        1,983          411           54
Stockholders' equity                                22,048        12,865       11,339        9,410        7,821
---------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by data derived from the Company's Consolidated Statements of
Income:

--------------------------------------------------------------------------------
Year Ended September 30,                         1995        1994       1993
--------------------------------------------------------------------------------
Sales ........................................  100.0%      100.0%     100.0%
Cost of sales ................................   69.4        74.9       74.4
Gross profit .................................   30.6        25.1       25.6
Selling and administrative ...................   17.3        21.2       22.8
Dividend and interest (income) expense, net ..    (.2)         .1        --
Loss on sale of subsidiary ...................    --          --          .7
                                                -----       -----      -----
Income before income taxes ...................   13.5         3.8        2.1
Provision for income taxes ...................    5.5         1.6         .9
                                                -----       -----      -----
Net income ...................................    8.0%        2.2%       1.2%
                                                  ===         ===        ===
--------------------------------------------------------------------------------

Fiscal Year 1995 Compared to Fiscal Year 1994

Sales in 1995 increased $16.2 million (26%) compared to 1994 principally as a result of a $11.5 million (61%) increase in fulfillment services, a $3.9 million (11%) increase in list marketing services and a $.7 million (8%) increase in computer services. The increase in fulfillment services' sales reflects a 150% increase in the catalog fulfillment operation, a 50% increase in the continuity fulfillment operation partially offset by a 64% decline in inbound telemarketing revenues. Increased transaction volume from an existing customer was the primary reason for the catalog fulfillment increase. Billings to new customers were the primary reason for the continuity fulfillment increase. The decrease in inbound telemarketing is part of the Company's plan to de-emphasize this service. The list marketing increase resulted generally from an expanded customer base and increased volumes with continuing customers. The computer services' increase reflects the revenues of a new contract, announced September 6, 1995, to provide computer services through the building of a marketing database for a major non-U.S. communications company offset by lower revenues in other areas of computer services. Initial revenues from the new contract were recorded in the last quarter of fiscal 1995.

Gross profit was 31% of sales in 1995 compared to 25% in 1994. The improvement in gross profit margin resulted primarily from the increased catalog fulfillment revenues, described above, which have a higher gross profit margin than the margins derived from the other fulfillment operations of the Company, the effect of the new marketing database contract and the increased revenues and improved profit margins of the continuity fulfillment operation.

Selling and administrative expenses in 1995 increased $.4 million ( 3%) compared to 1994. The increase in selling and administrative expenses is not proportionate to the 26% revenue gain for the year due primarily to minor selling and administrative expenses associated with the incremental revenues at the catalog fulfillment operation and the new marketing database contract and the reassignment of selling personnel to operating units of the Company.

Dividend and interest (income) expense, net in 1995 increased $233,000 from 1994. Dividend and interest income in 1995 increased $176,000 (98%) from 1994. During the current fiscal year, interest earned on invested funds coupled with higher interest rates more than offset interest expense incurred on both long-term debt and capital lease obligations. The line of credit was not used during the entire year. In 1994, net interest expense was incurred due to utilizing the line of credit for varying amounts and periods and higher levels of long-term debt and capital lease obligations outstanding.

The effective tax rate in 1995 was 41% compared to 42% in 1994. The provisions for taxes for the two fiscal years reflect relatively normal relationships between book income and taxes thereon. Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes". The cumulative effect of adopting this statement was immaterial.

Net income for 1995 increased 360% compared to 1994 primarily as a result of the profitability of the catalog fulfillment operation, the increased revenues and improved profit margin of the continuity fulfillment operation and the initial profit derived from the new marketing database contract.

Fiscal Year 1994 Compared to Fiscal Year 1993

Sales in 1994 increased $9.7 million ( 18%) compared to 1993 principally as a result of a $7.1 million ( 26%) increase in list marketing services, a $2.4 million (15%) increase in fulfillment services and a $.5 million (5%) increase in computer services. The list marketing services' increase resulted from an expanded customer base and increased volumes with continuing customers. The fulfillment services' increase is primarily the result of including a full year of operations of Catalog Resources, Inc., which was acquired in April, 1993, offset by a 25% decrease in telemarketing sales. Computer services' revenues derived from the contract with a major non-U.S. communications company were mostly offset by decreases in other computer services.

Gross profit was 25% of sales in 1994 compared to 26% in 1993. The decrease resulted from the higher percentage of total sales contributed by list marketing services which has a lower gross profit margin than the other classes of services. Selling and administrative expenses in 1994 increased $1.2 million (10%) compared to 1993. The increase is attributable primarily to the consolidation of Catalog Resources, Inc. for a full year and expenses associated with the increased list marketing sales.

Dividend and interest (income) expense, net in 1994 increased $69,000 from 1993. Dividend and interest income in 1994 increased $18,000 (11%) from 1993. The increase results from the combination of increased dividend income offset by a reduced level of funds available for investment compared to the prior year. Interest expense in 1994 increased $87,000 (55%) from 1993. The increase reflects the utilization of the unsecured line of credit for approximately nine months of the current year coupled with higher levels of borrowing compared to the prior year. Contributing to increased interest expense was the term-loan entered into by Catalog Resources, Inc. to fund the expansion and upgrading of its facilities.

The effective tax rate in 1994 was 42% compared to 43% in 1993. The provisions for taxes for the two fiscal years reflect relatively normal relationships between book income and taxes thereon. Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes". The cumulative effect of adopting this statement was immaterial.

Net income for 1994 increased 120% compared to 1993 principally due to the recording at September 30, 1993 of costs associated with three events which occurred in the fourth quarter of that year aggregating $1,050,000 before taxes. These were the decision to sell LCS' majority owned data entry company, accrual of costs associated with the collection of amounts due from a client and lower profit margins on certain projects during the fourth quarter.

Liquidity and Capital Resources

Working capital at September 30, 1995 increased to $10,569,000 from $4,673,000 at the prior year end. Current assets increased $13,168,000 principally from increases in accounts receivable and cash. Current liabilities increased $7,272,000 primarily as a result of increases in accounts payable, deferred revenue and accrued salaries and commissions. At September 30, 1995, the ratio of long-term debt and long-term capital lease obligations to equity was .16 to 1.

For the fiscal year ended September 30, 1995, cash generated by operations increased $4,013,000 over such amounts generated in 1994. The increase was primarily attributable to an increase in net income of $4,954,000 and a decrease in adjustments to net income and changes in operating assets and liabilities of $940,000. This decrease was primarily the result of increased depreciation and amortization of $263,000, an increase in deferred taxes of $289,000, an increase in accounts receivable of $3,763,000, an increase in prepaid expenses and other current assets of $392,000, an increase in accounts payable and other expenses of $651,000, an increase in deferred revenue of $3,614,000 and an increase in security deposits of $619,000.

Cash used in investing activities decreased $421,000 over the prior year. This decrease was primarily attributed to security maturities in 1995 of $535,000 compared to net security maturities of $125,000 in 1994.

During the current fiscal year, repayment of debt borrowings and dividends paid were offset by funds received from the exercise of stock options and purchases by the Employee Stock Purchase Plan. This resulted in a decrease in the use of funds for financing activities of $1,892,000.

Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders in cash or stock up to an aggregate of $10,000,000. Under such purchase agreement, the Company will pay $1,012,500 (one-half in cash and one-half in stock) on January 1, 1996 bringing the total payments to that date to $3,925,000. As outlined in Note 2 to the accompanying consolidated financial statements, the present value of the remaining $6,075,000 obligation has been recorded as of September 30, 1995 resulting in an increase in goodwill at that date of $4,478,000.

Management believes cash generated from current operations and other liquid assets combined with the available bank credit line will be sufficient to meet cash flow needs during the 1996 fiscal year, including the payment to former CRI shareholders due January 1, 1996. At September 30, 1995, the Company has committed to purchase warehouse and office equipment in connection with the expansion of facilities at CRI amounting to approximately $3.0 million. The Company is negotiating a $2.5 million five year term loan to substantially fund these purchases.

Recently Issued Accounting Standards

In December, 1994, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 94-6 "Disclosure of Certain Significant Risks and Uncertainties" which is effective for financial statements issued for years ending after December 15, 1995. The risks and uncertainties this SOP deal with can stem from the nature of the Company's operations, from the necessary use of estimates in the preparation of the Company's financial statements, and from significant concentration in certain aspects of the entity's operations. The adoption of this SOP by the Company will result in additional disclosures to the financial statements in fiscal 1997.

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires the adoption of the standard for fiscal years beginning after December 15, 1995. This new accounting standard establishes the recognition and measurement of such long lived assets and certain identifiable intangibles to be held and used by the Company which must be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company has not yet determined the effect, if any, this new standard will have on the balance sheet, net income and earnings per share upon its adoption. Adoption of the new standard will have no effect on the Company's cash flows.

In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting, as outlined in SFAS No. 123. The Company has not yet determined if it will elect to change to the method outlined in SFAS No. 123, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

Item 8. Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders of
LCS Industries, Inc.
Clifton, New Jersey


We have audited the accompanying consolidated balance sheets of LCS Industries, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LCS Industries, Inc. and its subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Parsippany, NJ


November 8, 1995

                                   LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30,                  1995               1994                1993
                                               -----------        -----------         -----------
Net sales .............................         78,863,443          62,690,115          53,002,153
Cost of sales .........................         54,717,497          46,985,698          39,433,443
                                               -----------         -----------         -----------
Gross profit ..........................         24,145,946          15,704,417          13,568,710
Selling and administrative expenses ...         13,653,493          13,270,090          12,094,463
Other (income) expense:
   Dividend and interest income .......           (354,600)           (178,900)           (161,344)
   Interest expense ...................            187,461             244,457             157,940
   Loss on sale of subsidiary .........               --                  --               385,000
                                               -----------         -----------         -----------
Income before income taxes ............         10,659,592           2,368,770           1,092,651
Provision for income taxes ............          4,331,000             994,000             467,000
                                               -----------         -----------         -----------
Net income ............................          6,328,592           1,374,770             625,651

Per common and common equivalent share:
Primary earnings ......................        $      1.33         $       .32         $       .16
                                               ===========         ===========         ===========

Fully diluted earnings ................        $      1.25         $       .32         $       .16
                                               ===========         ===========         ===========

Dividends .............................        $      .066         $      .045         $       .08
                                               ===========         ===========         ===========

                See Notes to Consolidated Financial Statements.

                                       LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

September 30,                                                                               1995                 1994
-------------                                                                            ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents ....................................................        $  8,630,831         $  1,679,489
   Investments - held-to-maturity ...............................................             199,859              535,068
   Accounts receivable (less allowance
       for doubtful accounts: 1995 - $624,000
       and 1994 - $585,000) .....................................................          23,815,919           17,916,539
   Prepaid expenses and other current assets ....................................           1,891,837            1,231,221
   Deferred income taxes ........................................................             263,250              305,043
                                                                                         ------------         ------------
     Total current assets .......................................................          34,801,696           21,667,360
                                                                                         ------------         ------------

Investments - available-for-sale, net ...........................................             797,583              782,451
Investments - held-to-maturity ..................................................                --                199,859
Property and equipment, net .....................................................           5,222,513            5,246,373
Goodwill (net of accumulated amortization:
       1995 - $233,500 and 1994 - $100,000) .....................................           7,853,675            3,499,092
                                                                                         ------------         ------------
Other assets ....................................................................           1,061,166              420,344
                                                                                         $ 49,736,633         $ 31,815,479
                                                                                         ============         ============

(Continued)

                                       LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

September 30,                                                                               1995                 1994
-------------                                                                            ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................................        $ 15,105,009         $ 12,060,895
   Accrued salaries and commissions .............................................           2,076,999            1,237,878
   Other accrued expenses .......................................................           2,352,477            2,457,307
   Income taxes payable .........................................................                --                153,803
   Current portion of long-term debt ............................................             567,294              606,709
   Current portion of capital lease obligations .................................             516,989              478,259
   Deferred revenue .............................................................           3,614,331                 --
                                                                                         ------------         ------------
     Total current liabilities ..................................................          24,233,099           16,994,851
                                                                                         ------------         ------------

Long-term debt, net of current portion ..........................................           2,804,790              837,446
Capital lease obligations, net of current portion ...............................             631,475              967,247
Deferred income taxes ...........................................................              19,750              150,543
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       6,000,000 shares; issued 1995 - 4,347,886
       shares and 1994 - 1,909,337 shares .......................................              43,479               19,093
   Common stock issuable ........................................................           2,407,521              967,788
   Additional paid-in capital ...................................................           5,431,455            2,261,497
   Retained earnings ............................................................          14,451,854            9,912,936
                                                                                         ------------         ------------
                                                                                           22,334,309           13,161,314
   Less:  treasury stock, at cost, 187,766 shares ...............................            (207,953)            (207,953)
             marketable securities valuation adjustment,
             net of deferred income taxes .......................................             (78,837)             (87,969)
                                                                                         ------------         ------------
     Total stockholders' equity .................................................          22,047,519           12,865,392
                                                                                         ------------         ------------
                                                                                         $ 49,736,633         $ 31,815,479
                                                                                         ============         ============

                See notes to consolidated financial statements.

LCS Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------

                                               Common Stock                     Common             Additional
                                              $.01 Par Value                    Stock               Paid-in              Retained
Balance                                   Shares            Amount             Issuable             Capital              Earnings
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1992 ..........           1,742,019        $     17,420                  --         $  1,243,172         $  8,357,415
Acquisition of Catalog
 Resources, Inc.
 Common stock issued ........             121,536               1,215                  --              748,785                   --
 Present value of fixed
   future stock distributions                  --                  --             831,136                   --                   --
Dividends paid ..............                  --                  --                  --                   --             (278,071)
Net income ..................                  --                  --                  --                   --              625,651
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1993 ..........           1,863,555              18,635             831,136            1,991,957            8,704,995
------------------------------------------------------------------------------------------------------------------------------------
Acquisition of Catalog
 Resources, Inc.
 Common stock issued ........              26,172                 262            (187,793)             187,531                   --
 Change in present value
   of future stock
   distributions, net .......                  --                  --             324,445                   --                   --
Exercise of stock options ...              19,250                 193                  --               79,870                   --
Stock purchased through
 Employee Stock
 Purchase Plan ..............                 360                   3                  --                2,139                   --
Dividends paid ..............                  --                  --                  --                   --             (166,829)
Valuation adjustment ........                  --                  --                  --                   --                   --
Net income ..................                  --                  --                  --                   --            1,374,770
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1994 ..........           1,909,337              19,093             967,788            2,261,497            9,912,936
------------------------------------------------------------------------------------------------------------------------------------
Acquisition of Catalog
 Resources, Inc.
 Common Stock issued ........              63,613                 636            (506,250)             505,614                   --
 Present value of future
   stock distributions ......                  --                  --           1,945,983                   --                   --
Exercise of stock options ...             127,230               1,273                  --              651,260                   --
Stock dividend - 10% ........             179,929               1,799                  --            1,527,597           (1,529,396)
Stock dividend - 100% .......           2,061,087              20,611                  --              (20,611)                  --
Stock purchased through
 Employee Stock
 Purchase Plan                              6,690                  67                  --               80,098                   --
Dividends paid ..............                  --                  --                  --                   --             (260,278)
Valuation adjustment, net ...                  --                  --                  --                   --                   --
Tax benefit of exercise of
 stock options ..............                  --                  --                  --              426,000                   --
Net Income ..................                  --                  --                  --                   --            6,328,592
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1995 ..........           4,347,886        $     43,479        $  2,407,521         $  5,431,455         $ 14,451,854
------------------------------------------------------------------------------------------------------------------------------------
(Continued)

LCS Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Continued)

-------------------------------------------------------------------------------------------------------------
                                                                                 Marketable
                                              Treasury Stock-                    Securities
                                                 at Cost                         Valuation
Balance                                  Shares           Amount                 Adjustment          Total
-------------------------------------------------------------------------------------------------------------
September 30, 1992 ..........           187,766        $   (207,953)                  --         $  9,410,054
Acquisition of Catalog
 Resources, Inc.
 Common stock issued ........                --                  --                   --              750,000
 Present value of fixed
   future stock distributions                --                  --                   --              831,136
Dividends paid ..............                --                  --                   --             (278,071)
Net income ..................                --                  --                   --              625,651
-------------------------------------------------------------------------------------------------------------
September 30, 1993 ..........           187,766            (207,953)                  --           11,338,770
-------------------------------------------------------------------------------------------------------------
Acquisition of Catalog
 Resources, Inc.
 Common stock issued ........                --                  --                   --                   --
 Change in present value
   of future stock
   distributions, net .......                --                  --                   --              324,445
Exercise of stock options ...                --                  --                   --               80,063
Stock purchased through
 Employee Stock
 Purchase Plan ..............                --                  --                   --                2,142
Dividends paid ..............                --                  --                   --             (166,829)
Valuation adjustment ........                --                  --              (87,969)             (87,969)
Net income ..................                --                  --                   --            1,374,770
-------------------------------------------------------------------------------------------------------------
September 30, 1994 ..........           187,766            (207,953)             (87,969)          12,865,392
-------------------------------------------------------------------------------------------------------------
Acquisition of Catalog
 Resources, Inc.
 Common Stock issued ........                --                  --                   --                   --
 Present value of future
   stock distributions ......                --                  --                   --            1,945,983
Exercise of stock options ...                --                  --                   --              652,533
Stock dividend - 10% ........                --                  --                   --                   --
Stock dividend - 100% .......                --                  --                   --                   --
Stock purchased through
 Employee Stock
 Purchase Plan                               --                  --                   --               80,165
Dividends paid ..............                --                  --                   --             (260,278)
Valuation adjustment, net ...                --                  --                9,132                9,132
Tax benefit of exercise of
 stock options ..............                --                  --                   --              426,000
Net Income ..................                --                  --                   --            6,328,592
-------------------------------------------------------------------------------------------------------------
September 30, 1995 ..........           187,766        $   (207,953)            $(78,837)         $22,047,519
-------------------------------------------------------------------------------------------------------------

 LCS INDUSTRIES, INC. AND SUBSIDIARIES -- CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,                               1995              1994              1993
                                                             -----------       -----------       -----------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income .........................................      $ 6,328,592       $ 1,374,770       $   625,651
                                                             -----------       -----------       -----------
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ..................        1,861,883         1,598,746         1,067,813
       Deferred income taxes ..........................          (95,000)          194,000          (307,000)
       Provision for doubtful accounts receivable .....          121,625           160,487           313,000
       Gains on sales of equipment ....................           (9,750)             --                --
       Gain on sale of marketable securities ..........             --                --              (3,602)
       Loss on sale of subsidiary .....................             --                --             385,000
       Total adjustments ..............................        1,878,758         1,953,233         1,455,211
                                                             -----------       -----------       -----------
   Changes in operating assets and liabilities:
       Accounts receivable ............................       (6,021,005)       (2,285,043)       (2,785,899)
       Prepaid expenses and other current assets ......         (234,616)          157,678          (401,568)
       Accounts payable and accrued expenses ..........        3,778,404         3,126,932         1,217,426
       Income taxes payable ...........................         (153,803)          147,737           (77,237)
       Deferred revenue ...............................        3,614,331              --                --
       Security deposits ..............................         (581,846)           36,700              --
       Other, net .....................................          (58,976)           24,503            (9,687)
                                                             -----------       -----------       -----------
       Total adjustments and changes ..................        2,221,247         3,161,740          (601,754)
                                                             -----------       -----------       -----------
        Net cash provided by operating activities .....        8,549,839         4,536,510            23,897
                                                             -----------       -----------       -----------
Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Borrowings .....................................             --           1,350,000         2,664,009
       Repayments .....................................       (1,117,273)       (3,802,210)         (728,309)
   Dividends paid .....................................         (260,278)         (166,829)         (278,071)
   Exercise of stock options ..........................          652,533            80,063              --
   Employee stock purchase plan proceeds ..............           80,165             2,142              --
                                                             -----------       -----------       -----------
   Net cash (used in) provided by financing activities          (644,853)       (2,536,834)        1,657,629
                                                             -----------       -----------       -----------
Cash flows from investing activities:
   Additions to property and equipment ................       (1,589,400)       (1,500,548)       (1,758,292)
   Net sales (purchases) of marketable securities .....          535,068           125,823          (961,852)
   Proceeds from sales of equipment ...................          100,688              --                --
   Acquisition of business, net of cash acquired ......             --                --            (769,680)
                                                             -----------       -----------       -----------
   Net cash used in investing activities ..............         (953,644)       (1,374,725)       (3,489,824)
                                                             -----------       -----------       -----------
Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents        6,951,342           624,951        (1,808,298)
   Cash and cash equivalents at beginning of year .....        1,679,489         1,054,538         2,862,836
                                                             -----------       -----------       -----------
   Cash and cash equivalents at end of year ...........      $ 8,630,831       $ 1,679,489       $ 1,054,538
                                                             ===========       ===========       ===========
Continued on next page.

 LCS INDUSTRIES, INC. AND SUBSIDIARIES -- CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued from previous page.

For the Years Ended September 30,                               1995              1994              1993
                                                             -----------       -----------       -----------
Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest .......................................      $   153,000       $   264,000       $   133,000
       Income taxes ...................................      $ 4,637,000       $   652,000       $   930,000

Supplemental disclosures of non-cash investing and financing activities:

   Acquisition of business:
       Fair value of assets acquired ..................      $ 4,478,091       $   648,890       $ 4,444,049
       Cash consideration paid ........................             --                --            (855,219)
       Issuance of debt ...............................       (2,532,108)         (324,445)         (831,136)
       Common stock issued ............................             --                --            (750,000)
       Common stock issuable ..........................       (1,945,983)         (324,445)         (831,136)
                                                             -----------       -----------       -----------
       Liabilities assumed ............................      $       --        $       --        $ 1,176,558
                                                             ===========       ===========       ===========

     For the years ended September 30, 1995 and 1994, $506,250 and $187,793 of common stock issuable was converted into 139,948 and 57,578 shares, respectively, of the Company's common stock in accordance with the terms of the Catalog Resources, Inc. purchase agreement.

   Capital lease obligations:
     For the year ended September 30, 1995, 1994 and 1993, capital lease obligations of $216,000, $162,000 and $937,000, respectively, were incurred for the leasing of equipment.

   Valuation adjustment:
     At September 30, 1994, a valuation adjustment of $87,969, net of deferred income taxes, was recorded in a separate shareholder's equity account representing the net unrealized losses on the available-for-sale marketable securities portfolio. For the year ended September 30, 1995, the account was adjusted to reflect an increase in market values of $9,132, net of deferred income taxes.

   Stock Dividends:
     On January 31, 1995, 179,929 shares of the Company's common stock were paid as a 10% stock dividend.

     The September 30, 1995 financial statements reflect the 2 for 1 stock split (2,061,087 shares) paid as a 100% stock dividend on October 24, 1995.

                See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies


A - Business and Consolidation - The consolidated financial statements include the accounts of LCS Industries, Inc. (the "Company") and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company provides fulfillment and information processing services specializing in continuity and catalog processing, database and relationship marketing and list marketing.

B - Cash and cash equivalents - Cash and cash equivalents include short-term cash investments with maturities of three months or less at date of acquisition. Such investments are carried at cost, which approximates market, and amounted to $7,606,000 and $712,000 at September 30, 1995 and 1994, respectively.

C - Investments - Effective September 30, 1994, the Company adopted the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the provisions of this Statement, the Company has classified its investments in debt securities into held-to-maturity, trading or available-for-sale based upon management's intent with respect to such investments and the Company's ability to so hold. Equity securities are classified as available-for-sale or trading depending on management's intent. Market values are based on publicly quoted market prices.

D - Property and equipment - Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated serviceable lives of the respective assets or the initial or remaining terms of leases. Leasehold improvements are amortized, using the straight-line method, over the shorter of the estimated useful life of the asset or the life of the lease.

E - Goodwill - Represents the unamortized excess cost of acquiring Catalog Resources, Inc. over the fair value of the net assets received at the acquisition date. This asset is being amortized on the straight-line basis over 30 years. The consolidated statements of operations for the fiscal years ended September 30, 1995, 1994 and 1993 include goodwill amortization of $123,500, $51,000 and $49,000, respectively.

The Company regularly assesses the recoverability of goodwill through a review of profitability and cash flows of the business acquired.

F - Revenue recognition - Sales and related cost of sales are recognized when services are performed.

Revenues under long-term consulting contracts are recognized based on the percentage of completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for each contract. Deferred revenue represents billings in excess of revenues recognized as sales.

G - Income taxes - Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes". The cumulative effect of adopting this statement was immaterial. This statement required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

H - Earnings Per Common Share - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the year. Stock options are common stock equivalents. For the years ended September 30, 1995, 1994 and 1993, the weighted average number of shares used in determining primary earnings per common share was 4,755,365, 4,306,009 and 3,840,810, respectively. For the same periods, the weighted average number of shares used in determining fully diluted earnings per common share was 5,049,958, 4,307,184 and 3,847,274, respectively. Fully diluted earnings per common share is presented due to the effect of dilution resulting from outstanding options calculated using the year end stock market price (such market price is higher than the average quarterly price used in computing primary earnings per common share).

The weighted average shares used in the computations of fiscal years 1994 and 1993 primary and fully diluted earnings per share have been restated to reflect the shares currently deemed issuable in accordance with the agreement, as amended, relating to the acquisition of CRI, the 10% stock dividend paid January 31, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995. Other references to shares and per share data, as appropriate, reflect the effects of these stock dividends.

I - Reclassifications - Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.


Note 2 - Acquisition

On April 1, 1993, the Company completed the purchase of all the outstanding stock of Catalog Resources, Inc. (CRI). CRI's results of operations are included in the Company's Consolidated Statements of Income from that date. The initial purchase price was $3,500,000. In addition, certain additional payments could have been earned by the former CRI shareholders if CRI's pretax income, as defined by the agreement, reached certain amounts during the next five years. Of the initial purchase price, $1,500,000 was paid at the closing, consisting of $750,000 in cash and 267,378 shares of the Company's common stock and the balance payable in amounts of $400,000 on April 1 of each of the next five years, with payments to be 50 percent in cash and 50 percent in stock. On April 1, 1994, $400,000 was paid, consisting of $200,000 in cash and 57,578 shares of the Company's common stock. Effective August 1, 1994, the purchase agreement was amended to limit to $8,100,000 the aggregate amount of additional purchase consideration to be paid in addition to the $1,900,000 paid at such date. The additional amount to be paid is based upon the operating performance of CRI over the eight year period beginning October 1, 1994. Based upon CRI's earnings for each fiscal year ending on September 30, a maximum annual payment of $1,012,500 is payable in January of the following year, which amount is subject to a dollar-for-dollar reduction based on CRI's operating results. Such payments are calculated separately for each year. Each payment will consist of 50 percent in cash and 50 percent in common stock of the Company with the maximum number of shares to be delivered under the purchase agreement, as amended, not to exceed 660,000 shares. The portion of these payments not made in stock is payable in cash. The number of shares to be issued will be based on the market value, as defined, of the common stock at the future payment dates. As of September 30, 1995, 464,904 shares, had been delivered under the provisions of the purchase agreement, as amended.

The accompanying consolidated balance sheet at September 30, 1994 includes the amounts due on January 1, 1995 and 1996, under the terms of the purchase agreement, as amended. The January 1, 1995 payment of $1,012,500 was recorded as $506,250 current portion of long-term debt and $506,250 common stock issuable. The present value (interest at 7.75%) of the $1,012,250 payable January 1, 1996 was recorded as $461,538 current portion of long-term debt and $461,538 common stock issuable.

As a result of the operating results achieved for the fiscal year ended September 30, 1995, the September, 1995 signing of a two year extension of a contract to provide fulfillment services to a major customer, forecasted operating results for the 1996 fiscal year and the evaluation of anticipated future operating results beyond fiscal 1996, it is probable that future CRI earnings levels will be attained which will require the maximum future payments of $6,075,000 to be made. As a result, the present value (interest at 8.75%) of those payments has been recorded at September 30, 1995; $2,532,108 as long-term debt and $1,945,983 as common stock issuable, with a corresponding increase in goodwill. The common stock issuable amount reflects the maximum number of shares (660,000 less those shares previously issued and delivered) issuable under the terms of the purchase agreement, as amended, based on the market price of the Company's common stock at September 30, 1995. This amount is subject to adjustment, based on the future movements in the market price of the Company's common stock.


Note 3 - Investments

As a result of the decline in market value of the available-for-sale security portfolio during fiscal 1994, a valuation adjustment of $87,969, net of deferred income taxes, was recorded in a separate shareholders' equity account at September 30, 1994. During the current fiscal year, the valuation account was adjusted to reflect an increase in market value of $9,132, net of deferred income taxes.

The following table sets forth the components of investments held at September 30, 1995:

------------------------------------------------------------------------------------------------
                                                                    Market   Unrealized Holding
Available-for-sale:                                Cost             Value      Gain / (Loss)
------------------------------------------------------------------------------------------------
U.S. Government due 1/31/99 ...............      $  24,996       $  24,260      $    (736)
Equity securities .........................        903,924         773,323       (130,601)
------------------------------------------------------------------------------------------------
Total .....................................      $ 928,920       $ 797,583       (131,337)
Deferred income tax effect ................                                        52,500
------------------------------------------------------------------------------------------------
Marketable securities valuation adjustment,
  net of deferred income taxes ............                                     $ (78,837)
------------------------------------------------------------------------------------------------
Held-to-maturity:
------------------------------------------------------------------------------------------------
U.S. Government due 5/15/96 ...............      $ 199,859       $ 199,020      $    (839)
------------------------------------------------------------------------------------------------

During the year ended September 30, 1995, proceeds from redemptions of investments were $540,000. No realized gains or losses resulted from the redemption of these securities.

The following table sets forth the components of investments held at September 30, 1994:

------------------------------------------------------------------------------------------------
                                                                    Market   Unrealized Holding
Available-for-sale:                                Cost             Value      Gain / (Loss)
------------------------------------------------------------------------------------------------
U.S. Government due 1/31/99 ...............      $  24,996      $  22,825      $  (2,171)
Equity securities .........................        903,924        759,626       (144,298)
------------------------------------------------------------------------------------------------
Total .....................................      $ 928,920      $ 782,451       (146,469)
Deferred income tax effect ................           --             --           58,500
------------------------------------------------------------------------------------------------
Marketable securities valuation adjustment,
  net of deferred income taxes ............           --             --        $ (87,969)
------------------------------------------------------------------------------------------------
Held-to-maturity:
------------------------------------------------------------------------------------------------
U.S. Government due 2/09/95 ...............      $ 195,095      $ 196,269      $   1,174
U.S. Government due 7/31/95 ...............        139,973        137,508         (2,465)
U.S. Government due 9/25/95 ...............        200,000        196,320         (3,680)
U.S. Government due 5/15/96 ...............        199,859        192,440         (7,419)
------------------------------------------------------------------------------------------------
Total .....................................      $ 734,927      $ 722,537      $ (12,390)
------------------------------------------------------------------------------------------------

During the year ended September 30, 1994, proceeds from redemptions of investments were $494,565. No realized gains or losses resulted from the redemption of these securities.

Note 4 - Allowance for Doubtful Accounts

Activity in the Allowance for Doubtful Accounts for the three years ended September 30, 1995 includes:

--------------------------------------------------------------------------------
Year Ended September 30,                     1995          1994         1993
--------------------------------------------------------------------------------
Balance at beginning of year .........    $ 585,000     $ 560,000     $ 356,000
Additions - charged to expense .......      121,625       160,467       313,000
Deductions ...........................      (82,625)     (135,467)     (109,000)
--------------------------------------------------------------------------------
Balance at end of year ...............    $ 624,000     $ 585,000     $ 560,000
--------------------------------------------------------------------------------

Note 5 - Property and Equipment

The components of property and equipment include:

--------------------------------------------------------------------------------
September 30,                                              1995          1994
--------------------------------------------------------------------------------
Furniture and fixtures .............................   $ 1,979,289   $ 1,758,346
Leasehold improvements .............................     1,619,583     1,485,317
Computer equipment .................................     5,792,492     5,219,216
Computer equipment under capital leases ............     1,915,567     1,699,514
Transportation and other equipment .................     1,629,411     1,097,373
--------------------------------------------------------------------------------
                                                        12,936,342    11,259,766
Less:  Accumulated depreciation and amortization ...     7,713,829     6,013,393
--------------------------------------------------------------------------------
                                                       $ 5,222,513   $ 5,246,373
--------------------------------------------------------------------------------

Depreciation and amortization charged to operations was $ 1,738,000, $1,547,000, and $995,000 for 1995, 1994 and 1993, respectively.


Note 6 - Unsecured Line of Credit

The Company has available a $3,000,000 unsecured bank line of credit bearing interest at the bank's base rate (8.75% at September 30, 1995). The line of credit expires March 31, 1996. During fiscal 1995, the line of credit was not used.

During the fiscal year ended September 30, 1994, maximum borrowings under a previous unsecured line of credit agreement were $2,600,000 with interest paid at rates of 6.5% to 7.75%.

Note 7 - Long-Term Debt

Long-term debt consists of:

--------------------------------------------------------------------------------
September 30,                                          1995              1994
--------------------------------------------------------------------------------
Payable to former shareholders of CRI            $  2,993,646          $ 967,788
Note payable to bank                                  378,438            476,367
--------------------------------------------------------------------------------
                                                    3,372,084          1,444,155
Less: Current portion                                 567,294           606,709
--------------------------------------------------------------------------------
                                                 $  2,804,790          $ 837,446
--------------------------------------------------------------------------------

See Note 2 for a description of the amounts due to the former shareholders of CRI. The note payable to bank is a five year term loan payable through December 15, 1998 with interest at 6.9%. The loan is secured by certain equipment located at CRI with a net book value of $343,000 as of September 30, 1995.

Maturities of long-term debt include:

--------------------------------------------------------------------------------
                      Fiscal Year Ended
                         September 30                     Amount
--------------------------------------------------------------------------------
                           1996                       $   567,294
                           1997                           569,015
                           1998                           540,560
                           1999                           422,752
                           2000                           354,201
                           Thereafter                     918,262
--------------------------------------------------------------------------------
Total long-term debt                                  $ 3,372,084
--------------------------------------------------------------------------------

Note 8 - Provision for Income Taxes

The provision for income taxes is comprised of the following:

-----------------------------------------------------------------------------------------------------
Year Ended September 30,                                          1995          1994          1993
-----------------------------------------------------------------------------------------------------
Current
    Federal ..............................................   $ 3,471,000    $   636,000   $   567,000
    State ................................................       955,000        164,000       207,000
-----------------------------------------------------------------------------------------------------
     Total provision for current income taxes ............     4,426,000        800,000       774,000
-----------------------------------------------------------------------------------------------------
Deferred
    Federal ..............................................       (85,000)       146,000      (247,000)
    State ................................................       (10,000)        48,000       (60,000)
-----------------------------------------------------------------------------------------------------
     Total provision for deferred income taxes ...........       (95,000)       194,000      (307,000)
-----------------------------------------------------------------------------------------------------
     Total provision for income taxes ....................   $ 4,331,000    $   994,000   $   467,000
-----------------------------------------------------------------------------------------------------

The total provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

-------------------------------------------------------------------------------------------
Year Ended September 30,                              1995           1994           1993
-------------------------------------------------------------------------------------------
Federal income tax at statutory rate ..........   $ 3,624,000    $   806,000    $   372,000
State income taxes - net of federal tax benefit       619,000        134,000         98,000
Non-deductible expenses .......................        85,000         39,000         11,000
Non-taxable income ............................       (15,000)       (21,000)       (14,000)
Other .........................................        18,000         36,000           --
-------------------------------------------------------------------------------------------
     Total provision for income taxes .........   $ 4,331,000    $   994,000    $   467,000
-------------------------------------------------------------------------------------------

The components of deferred income tax assets and liabilities include:

-------------------------------------------------------------------------------------------------------------------
September 30,                                          1995                                   1994
-------------------------------------------------------------------------------------------------------------------
                                           Net Current       Net Non-current      Net Current       Net Non-current
                                               Asset            Liability             Asset             Liability
-------------------------------------------------------------------------------------------------------------------
Property and equipment                       $     --            $ 72,250            $     --           $160,000
Allowance for doubtful accounts               249,000                  --             240,000                 --
Non-deductible expenses                            --                  --              41,000                 --
Unrealized holding loss on
    marketable securities                          --            (52,500)                  --            (55,000)
Vacation accrual                               48,000                 --                38,000                --
Change to accrual accounting for CRI          (33,750)                --               (23,000)           46,000
Other                                              --                 --                 9,043              (457)
-------------------------------------------------------------------------------------------------------------------
     Total                                   $263,250            $19,750              $305,043          $150,543
-------------------------------------------------------------------------------------------------------------------

Deferred income tax benefit for the fiscal year ended September 30, 1993 was computed under the provisions of APB Opinion 11 and results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences include:

--------------------------------------------------------------------------------
Year Ended September 30,                                                 1993
--------------------------------------------------------------------------------
Loss on sale of subsidiary ...................................        $(167,000)
Provision for doubtful accounts
   in excess of accounts written off .........................          (94,000)
Accrued expenses .............................................         (120,000)
Excess of tax over book depreciation - net ...................           31,000
Other - net ..................................................           43,000
--------------------------------------------------------------------------------
    Total provision for deferred tax benefit .................        $(307,000)
--------------------------------------------------------------------------------

Note 9 - Stock Options

The Company has an Incentive Stock Option Plan which was adopted and became effective in May, 1993. The Plan calls for granting incentive stock options to certain officers and other employees, as defined, under current tax laws to purchase shares of the Company's common stock. The stock options are exercisable at prices not less than the fair market value of the common stock on the date the options are granted. The aggregate number of shares which may be issued under the Plan is 2,200,000.

The Company also has a non-qualified Non-Employee Directors Stock Option Plan. The aggregate number of shares which may be issued under the Directors Plan is 220,000 Each non-employee director shall be granted an option to purchase 5,000 shares of the common stock on the fifth business day following the public release of the Company's annual earnings for any fiscal year in which sales and net income per share of common stock increase by more than 5% over the prior fiscal year. Options granted under this Plan are based on the market value on the date of grant. At September 30, 1995, 22,000 options have been granted under this plan at a price of $3.525 per share. At September 30, 1995, 4,400 shares were exercisable but none have been exercised. Based on 1995's results, options covering 10,000 shares are issuable.

Non-employee directors and a consultant to the Company have been granted non-qualified options, at fair market value, to purchase 65,000 shares of the Company's common stock at $2.045 to $5.375 per share. At September 30, 1995, 48,750 shares were exercisable but none have been exercised.

During the year ended September 30, 1995, certain officers of the Company were issued non-qualified options to purchase 75,000 shares of the Company's common stock at a price of $5.75 per share(110% of fair market value). The options were exercisable immediately but none have been exercised at September 30, 1995.

The following schedule sets forth the activity under the 1983 Incentive Stock Option Plan for the years ended September 30, 1995, 1994 and 1993. Granting of options under this plan ceased in May, 1993.

-------------------------------------------------------------------------------------------------
Incentive options                                       Number                      Option Price
-------------------------------------------------------------------------------------------------
Outstanding September 30, 1992                         239,310                      $2.75 - $8.25
Granted                                                160,000                      $5.75 - $5.91
Expired or cancelled                                   (1,500)                      $7.50 - $8.25
-------------------------------------------------------------------------------------------------
Outstanding September 30, 1993                         397,810                      $2.75 - $8.25
Exercised                                              (19,250)                     $3.25 - $4.50
Expired or cancelled                                    (3,500)                     $7.50 - $9.25
-------------------------------------------------------------------------------------------------
Outstanding September 30, 1994                         375,060                      $2.75 - $8.25
Exercised                                             (120,767)                     $3.46 - $7.50
Expired or cancelled                                    (3,849)                     $6.82 - $7.50
Stock dividend - 10%                                    32,506                      $2.50 - $7.50
Stock dividend - 100%                                  282,950                      $1.25 - $3.75
-------------------------------------------------------------------------------------------------
Outstanding September 30, 1995                         565,900                      $1.25 - $3.75
-------------------------------------------------------------------------------------------------
Exercisable September 30, 1995                         477,900                      $1.25 - $3.75
-------------------------------------------------------------------------------------------------

The following schedule sets forth the activity of the 1993 Incentive Stock Option Plan for the years ended September 30, 1995 and 1994. No options were granted prior to October 1, 1993.

------------------------------------------------------------------------------------------------
Incentive options                                       Number                    Option Price
------------------------------------------------------------------------------------------------
Granted in 1994                                         83,000                   $5.00  - $ 7.75
------------------------------------------------------------------------------------------------
Outstanding September 30, 1994                          83,000                   $5.00  - $ 7.75
Granted                                                211,600                   $7.36  - $33.69
Exercised                                               (6,463)                  $4.55  - $ 5.91
Expired or cancelled                                   (19,250)                  $4.55  - $ 5.91
Stock dividend - 10%                                     8,300                   $4.55  - $ 7.05
Stock dividend - 100%                                  277,187                   $2.88  - $16.85
------------------------------------------------------------------------------------------------
Outstanding September 30, 1995                         554,374                   $2.88  - $16.85
------------------------------------------------------------------------------------------------
Exercisable September 30, 1995                          84,976                   $2.88  - $ 3.53
------------------------------------------------------------------------------------------------
Available for grant September 30, 1995               1,632,700
------------------------------------------------------------------------------------------------

Note 10 - 1994 Employee Stock Purchase Plan

At the annual meeting of stockholders in March, 1994, the 1994 Employee Stock Purchase Plan was adopted. The Plan provides eligible employees of the Company and it's subsidiaries the opportunity to acquire up to 300,000 shares of common stock. Purchases are made on a monthly basis through payroll deductions of from 1% to 10% of eligible compensation. Shares are offered at a 15% discount from the closing price on the last trading date of each month with no brokerage commissions. Participation in the Plan began September 1, 1994. For the years ended September 30, 1995 and 1994, 13,552 and 792 shares have been purchased, respectively.

Note 11 - Employee Retirement Savings Plan (401K)

The Company sponsors a tax deferred retirement savings plan which permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. The plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended September 30, 1995, 1994 and 1993.

The Company matches employees' contributions to a maximum of 25% of the employee's first 6% contributed. Matching contributions charged to expense were $154,000, $128,000 and $108,000 for the fiscal years ended September 30, 1995, 1994 and 1993, respectively.

Note 12 - Operating and Capital Lease Commitments

The Company and its subsidiaries lease certain properties, equipment and software under noncancellable long-term leases, both operating and capital, which expire at various dates. Certain of the leases on real estate require the payment of real estate taxes. Minimum rentals under the leases are as follows:

----------------------------------------------------------------------------------
      Fiscal Year                              Capital Leases     Operating Leases
----------------------------------------------------------------------------------
         1996                                   $   585,040         $  2,108,627
         1997                                       415,382            2,169,563
         1998                                       257,965            2,050,053
         1999                                           126            1,828,449
         2000                                                          1,501,788
   Thereafter                                                          5,198,407
----------------------------------------------------------------------------------
                                                  1,258,513          $14,856,887
Less: Imputed interest                              110,049
----------------------------------------------------------------------------------
Present value of capital lease obligations       $1,148,464
----------------------------------------------------------------------------------

Real estate, equipment and software operating lease costs include:

--------------------------------------------------------------------------------
Year Ended September 30,                 1995            1994            1993
--------------------------------------------------------------------------------
Real estate ....................      $1,227,000      $1,120,000      $  804,000
Equipment and software .........         774,000       1,159,000       1,040,000
--------------------------------------------------------------------------------
   Total .......................      $2,001,000      $2,279,000      $1,844,000
--------------------------------------------------------------------------------

Note 13 - Sales of Subsidiaries

Effective November 30, 1993, the Company sold its 80 percent interest in Type-A-Scan, Inc. to the minority shareholder. At September 30, 1993, the Company recorded a provision for loss on the sale of $385,000. This amount includes the write-off of the Company's investment, employee severance payments and the assumption of certain of Type-A-Scan's liabilities. The accompanying Consolidated Statement of Income for the year ended September 30, 1993 included sales of $609,000 and a loss before income taxes of $131,200 relating to the operations of Type-A-Scan, Inc.

Note 14 - Commitments and Contingencies

The Company is involved in various legal claims and disputes that are normal and incidental to the Company's business. In the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from such claims and disputes would not have a material effect on the Company's financial statements.

At September 30, 1995, the Company's subsidiaries have employment contracts with certain of their officers with terms expiring at various times through September 30, 2002, which provide for aggregate future minimum compensation of $2,327,000. Certain of these agreements also provide for commissions and bonuses based on results of the respective subsidiary's operations.

During the current fiscal year, one of the Company's subsidiaries entered into a $500,000 standby letter of credit agreement securing the timely payments, by the subsidiary, of amounts owing to a customer. No claims were made against this agreement during the year. The fair value of the standby agreement approximates the cost of the agreement.

At September 30, 1995, the Company has committed to purchase warehouse and office equipment, in connection with the expansion of facilities at CRI, amounting to approximately $3,000,000.

Note 15 - Major Customer

For the year ended September 30, 1995, sales to one customer amounted to 11% of consolidated sales.


                                  * * * * * *


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 10. Directors, Executive Officers and Significant Employees of the Registrant.

         The information appearing in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

         The following is a list as of December 1,1995, showing the names and ages of all principal executive officers and significant employees of the Company and its subsidiaries, all positions and offices with the Company held by each of them and the year from which each said office has been continuously held. All executive officers are elected annually and hold office at the pleasure of the Company's Board of Directors.

                                                  Position with the Company
Name                         Age                  and Date from which Held
----                         ---                  --------------------------
Arnold J. Scheine.........   57       President and Director-1969

Marvin Cohen..............   61       Senior Vice President and Secretary-1981,
                                        Director-1969

Pat R. Frustaci...........   41       Vice President - Finance, Chief Financial Officer,
                                        Treasurer and Assistant Secretary - 1995

Charlotte Griffiths.......   53       Vice President - Administration 1995,
                                        Vice President - 1985

James E. Quinlan........     57       Controller-1988

William Rella.............   53       President - Fulfillment Services - 1994

Kathryn Barber............   41       President - Telemarketing 1991

Gerry King................   46       President - Catalog Resources, Inc. - 1993

Lon Mandel................   40       President and Chief Operating Officer - The SpeciaLISTS
                                        Ltd. - 1987

Phyllis Stein.............   43       President - List Brokerage Division, The SpeciaLISTS
                                        Ltd. - 1987

         All executive officers of the Company and other significant employees, other than Ms. Barber, Mr. King and Mr. Frustaci, have, as their principal occupations, been employed in positions as officers with the Company or its subsidiaries for more than the last five years. Prior to joining the Company, Ms. Barber was self-employed as an independent telemarketing consultant from 1990-1991 and was Director of Sales, ICT Group, Inc. from 1988-1991. Mr. King was President of Catalog Resources, Inc. prior to its acquisition by the Company from July 1, 1988 to March 31, 1993. Mr. Frustaci was Chief Executive Officer of Turn-Key Solutions, Inc. in 1991, an independent consultant providing financial and system consulting services during 1992 and 1993 and was Vice President and Chief Financial Officer for Image Business Systems, Inc. during 1994.

         Based solely upon a review of Forms 3 and 4 and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during its fiscal year ended September 30, 1995, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, there was no officer, director or 10% stockholder of the Company who failed to file, on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, during such fiscal year or prior fiscal years.

Item 11. Executive Compensation

         The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         The information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.

                                    Part IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)1.    Financial Statements

                  Report of Deloitte & Touche  LLP on
                  Financial Statements

                  Consolidated Statements of Operations
                  for the Years Ended September 30,
                  1995, 1994 and 1993

                  Consolidated Balance Sheets as
                  of September 30, 1995 and 1994

                  Consolidated Statements of Changes
                  in Stockholders' Equity for the
                  Years Ended September 30, 1995,
                  1994 and 1993

                  Consolidated Statements of Cash Flows
                  for the Years Ended September 30,
                  1995, 1994 and 1993

                  Notes to Consolidated Financial Statements

         (a)2.    Financial Statement Schedules

         Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  Exhibits


(a)3     3.1       Restated Certificate of Incorporation of the Company (1)

         3.2       By-laws, as amended, of the Company (2)

         10.1 Lease Agreement dated April 11, 1980, as amended, between the Company and Saul Rachmiel, with respect to premises located at 120 Brighton Road, Clifton, New Jersey (3)

         10.2      1983 Stock Option Plan as Amended and
                   Restated (4)

         10.3 1993 Incentive Stock Option Plan as Amended and Restated (11)

         10.4      1993 Non-Employee Directors Stock Option Plan (8)

         10.5 The Bank of New York line of credit commitment letter dated April 19, 1995

         10.6      Master Equipment Lease Agreement dated
                   December 8, 1989 between the Company and
                   Forsythe/McArthur Associates, Inc. (5)

         10.7      Agreement of Purchase and Sale of Stock dated
                   April 1, 1993 among the Company,
                   Catalog Resources, Inc. and the sellers of all of the outstanding shares of Catalog
                   Resources, Inc. (6)

         10.8      1994 Employee Stock Purchase Plan (7)

         10.9      Form of Software Development Agreement
                   between LCS Industries, Inc. and a major non-U.S. communications company (9)

         10.10 Amendment No.1 dated as of August 1, 1994, to Agreement of Purchase and Sale of Stock dated April 1, 1993, among LCS Industries, Inc., Catalog Resources, Inc., and the stockholders of Catalog Resources, Inc. (10)

         10.11     Form of Marketing Database Agreement
                   between LCS Industries, Inc. and a major non-U.S. communications company (12)

         11        Statement re Computation of Per Share Earnings


         22        List of Subsidiaries

         23        Consent of Deloitte & Touche LLP

                   ------------------------

             (1) Incorporated by reference to Exhibit filed with the Company's Registration Statement on Form 8-A, File No. 0-12329, filed with the Commission on June 27, 1983.

             (2)  Incorporated   by  reference  to  Exhibit  to  the   Company's
                  Registration   Statement  on  Form  S-18,   Registration   No.
                  3-87557-N.Y.

             (3)  Incorporated   by  reference  to  Exhibit  to  the   Company's
                  Registration   Statement  on  Form  S-18,   Registration   No.
                  2-79941-N.Y.

             (4)  Incorporated   by  reference  to  Exhibit  to  the   Company's
                  Registration Statement on Form S-8, Registration No. 33-12508.

             (5) Incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-12329.

             (6) Incorporated by reference to Exhibit to the Company's Current Report on Form 8-K dated April 1, 1993, File No. 0-12329.

             (7)  Incorporated   by  reference  to  Exhibit  to  the   Company's
                  Registration Statement on Form S-8, Registration No. 33-83058.

             (8) Incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, File No. 0-12329. (9)Incorporated by reference to
                  Exhibit to the Company's Current Report on Form 8-K dated January 18, 1994, File No. 0-12329.

             (10) Incorporated by reference to Exhibit to the Company's  Current
                  Report on Form 8-K dated September 13, 1994, File No. 0-12329.

             (11) Incorporated  by Reference to Exhibit to the Company's  Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1994, File No. 0-12329.

             (12) Incorporated by Reference to Exhibit to the Company's  Current
                  Report on Form 8-K dated September 1, 1995, File No. 0-12329.


(b)    Reports on Form 8-K

             On September 8, 1995, the Company filed an agreement dated September 1, 1995 to provide computer services through the building of a marketing database.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LCS INDUSTRIES, INC.


                                                     By: /s/Arnold J. Scheine
                                                         -----------------------
                                                         Arnold J. Scheine
                                                         President
Date:    December 18, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 18, 1995.

         Signature                               Title
         ---------                               -----

/s/ Arnold J. Scheine                  President (Principal Executive Officer
-------------------------------        and Director
Arnold J. Scheine



/s/ Pat R. Frustaci                    Vice President - Finance, Chief Financial
-------------------------------        Officer, Treasurer and Assistant
Pat R. Frustaci                        Secretary (Principal Accounting Officer)



/s/ Marvin Cohen                       Senior Vice President, Secretary and
-------------------------------        Director
Marvin Cohen



/s/ Lee Gray                           Director
-------------------------------
Lee Gray



/s/ Bernard Ouziel                    Director
-------------------------------
Bernard Ouziel

                              LCS INDUSTRIES, INC.

                          Commission File No. 0-12329


                                    -------


                           Annual Report on Form 10-K

                                    for the

                      Fiscal Year Ended September 30, 1995




                                E X H I B I T S

INDEX TO EXHIBITS


Exhibit
  No.                                 Description
-------                               -----------

10.5                           The Bank of New York line of
                               credit commitment letter dated
                               April 19, 1995

11                             Statement re Computation of
                                 Per Share Earnings

22                             List of Subsidiaries

23                             Consent of Deloitte & Touche LLP