Form 10-Q
period 1995-12-31
LCS INDUSTRIES INC
filed 1996-02-14
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of February 2, 1996, was 4,257,620.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Balance Sheets
         As of December 31, 1995 (Unaudited) and
         September 30, 1995

         Consolidated Statements of Operations
         For the Three Months Ended
         December 31, 1995 and 1994 (Unaudited)

         Consolidated Statements of Cash Flows
         For the Three Months Ended
         December 31, 1995 and 1994 (Unaudited)

         Notes to Consolidated Financial Statements
         (Unaudited)

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations


PART II       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,       September 30,
                                                                    1995                1995
                                                                 -----------         -----------
                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ............................        $13,441,229         $ 8,630,831
   Investments - held-to-maturity .......................            199,859             199,859
   Accounts receivable (less allowance
       for doubtful accounts: December 31 - $659,000
       and September 30 - $624,000) .....................         24,541,391          23,815,919
   Prepaid expenses and other current assets ............          1,203,635           1,891,837
   Deferred taxes .......................................            307,000             263,250
                                                                 -----------         -----------
     Total current assets ...............................         39,693,114          34,801,696

Investments - available-for-sale, net ...................            797,394             797,583
Property and equipment, net .............................          6,367,321           5,222,513
Goodwill (net of accumulated amortization:  December 31 -
    $305,100 and September 30 - $233,500) ...............          7,782,087           7,853,675
Other assets ............................................            876,205           1,061,166
                                                                 -----------         -----------
                                                                 $55,516,121         $49,736,633
                                                                 ===========         ===========

Continued

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                 December 31,       September 30,
                                                                    1995                1995
                                                                 -----------         -----------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................        $14,696,053         $15,105,009
   Accrued salaries and commissions .....................          1,718,476           2,076,999
   Other accrued expenses ...............................          3,358,214           2,352,477
   Income taxes payable .................................            935,185                --
   Current portion of long-term debt ....................            469,169             567,294
   Current portion of capital lease obligations .........            491,506             516,989
   Deferred revenue .....................................          5,795,150           3,614,331
                                                                 -----------         -----------
     Total current liabilities ..........................         27,463,753          24,233,099
                                                                 -----------         -----------

Long-term debt, net of current portion ..................          2,777,163           2,804,790
Capital lease obligations, net of current portion .......            532,703             631,475
Deferred taxes ..........................................             34,500              19,750
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       6,000,000 shares; issued December 31 - 4,418,311
       shares and September 30 - 4,347,886 shares .......             44,183              43,479
   Common stock issuable ................................          2,407,521           2,407,521
   Additional paid-in capital ...........................          5,660,021           5,431,455
   Retained earnings ....................................         16,883,256          14,451,854
                                                                 -----------         -----------
                                                                  24,994,981          22,334,309
                                                                 -----------         -----------
   Less:  treasury stock, at cost, 187,766 shares .......           (207,953)           (207,953)
          marketable securities valuation adjustment ....            (79,026)            (78,837)
                                                                 -----------         -----------
     Total stockholders' equity .........................         24,708,002          22,047,519
                                                                 -----------         -----------
                                                                 $55,516,121         $49,736,633
                                                                 ===========         ===========

                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the Three Months Ended December 31,
                                   (Unaudited)

                                                           Three Months
                                                      1995             1994
                                                   -----------      -----------
C
Net sales ....................................     $25,654,057      $18,735,957
Cost of sales ................................      17,468,923       13,224,354
                                                   -----------      -----------
Gross profit .................................       8,185,134        5,511,603
Selling and administrative expenses ..........       4,031,676        3,357,092
Other (income) expense:
   Dividend and interest income ..............        (182,695)         (55,192)
   Interest expense ..........................         100,459           43,228
                                                   -----------      -----------
Income before income taxes ...................       4,235,694        2,166,475
Provision for income taxes ...................       1,727,000          883,000
                                                   -----------      -----------
Net income ...................................     $ 2,508,694      $ 1,283,475
                                                   ===========      ===========

Per common and common equivalent share:
Net income ...................................     $       .49      $       .29
                                                   ===========      ===========

Weighted average number of
     shares outstanding ......................       5,078,420        4,434,674
                                                   ===========      ===========

Dividends ....................................     $      .019      $      .011
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three Months Ended December 31,
                                   (Unaudited)

                                                               1995                1994
                                                           ------------         ------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income .....................................        $  2,508,694         $  1,283,475
                                                           ------------         ------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ...............             547,712              437,545
      Deferred income taxes .......................             (29,000)              (3,000)
      Provision for doubtful accounts receivable ..              30,000               15,000
      Gain on sale of fixed assets ................                --                 (3,000)
                                                           ------------         ------------
      Total adjustments ...........................             548,712              446,545
   Changes in operating assets and liabilities:
      Accounts receivable .........................            (755,472)            (135,274)
      Prepaid expenses and other current assets ...             688,202             (128,894)
      Accounts payable and accrued expenses .......             238,258             (782,252)
      Income taxes payable ........................             935,185              796,393
      Deferred revenue ............................           2,180,819                 --
      Other, net ..................................             184,960              (84,675)
                                                           ------------         ------------
      Total adjustments and changes ...............           4,020,664              111,843
                                                           ------------         ------------
      Net cash provided by operating activities ...           6,529,358            1,395,318
                                                           ------------         ------------
Cash flows from financing activities:
   Changes in long-term debt and capital
       leases (including current portion):
       Repayments .................................            (250,007)            (137,193)
   Dividends paid .................................             (77,291)             (42,153)
   Exercise of stock options ......................             186,654              142,175
   Employee stock purchase plan proceeds ..........              42,616               14,940
                                                           ------------         ------------
   Net cash used in financing activities ..........             (98,028)             (22,231)
                                                           ------------         ------------
Cash flows from investing activities:
   Additions to property and equipment ............          (1,620,932)            (288,820)
   Proceeds from sales of equipment ...............                --                 93,938
                                                           ------------         ------------
   Net cash used in investing activities ..........          (1,620,932)            (194,882)
                                                           ------------         ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents ......           4,810,398            1,178,205
   Cash and cash equivalents at beginning of period           8,630,831            1,679,489
                                                           ------------         ------------
   Cash and cash equivalents at end of period .....        $ 13,441,229         $  2,857,694
                                                           ============         ============

                             Continued on next page.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31,
                                   (Unaudited)

                          Continued from previous page.

                                                               1995                1994
                                                           ------------         ------------
Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest ...................................        $     27,738         $     36,594
       Income taxes ...............................        $    331,316         $     91,818

Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
     For the three months ended December 31, 1995 and 1994, $189 and $107,148, net of taxes, was added to the marketable securities valuation adjustment. This represents the additional net unrealized losses on the investments - available-for-sale, net, during the period.

   Capital lease obligations:
     For the quarter ended December 31, 1994, a capital lease obligaton of $152,525 was incurred for the leasing of equipment. There were no capital lease obligations entered into during the quarter ended December 31, 1995.

   Stock Dividends:
     The December 31, 1994 financial statements reflect the 10% stock dividend (179,929 shares) paid on January 31, 1995 and the 2 for 1 stock split (2,061,087 shares) paid as a stock dividend on October 24, 1995.


                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of operations for the three months ended December 31, 1995 and 1994 are not necessarily indicative of the results for the full year. The September 30, 1995 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Certain reclassifications have been made to the fiscal 1995 financial statements in order to conform to the fiscal 1996 presentations.

3) For the three month periods ended December 31, 1995 and 1994, earnings per share have been calculated based on the weighted average shares outstanding using the treasury stock method for stock options which are considered common stock equivalents, and the maximum number of shares currently issuable in connection with the acquisition of Catalog Resources, Inc. Earnings per share and the weighted average number of shares outstanding for the quarter ended December 31, 1994 include the effect of the ten percent stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend in October, 1995.

4) At the Company's annual meeting held on January 23, 1996, shareholders approved an increase of 9,000,000 shares in the authorized number of shares of Common Stock, par value $.01, to 15,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations

           Three Months ended December 31, 1995

           Sales increased 37% in the quarter ended December 31, 1995 to $25,654,000 from $18,736,000 for the comparable quarter of the prior year. This improvement is accounted for by a 151% increase in computer services, a 38% increase in fulfillment services and an 11% increase in list marketing services. Computer services' increase reflects the revenues related to the $40 million contract, announced September 6, 1995, to provide computer services through the building of a marketing database for a major non-U.S. communications company. The contract extends through June, 1998, subject to early termination provisions. Revenue is recognized based on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for the contract. The fulfillment increase reflects a 79% increase in continuity fulfillment services, an 11% increase in the catalog fulfillment operation, a 230% increase in outbound telemarketing services offset partially by a 51% decrease in inbound telemarketing services. The continuity services' increase reflects revenues from new customers added since the prior fiscal period. Although catalog services sales increased, this increase reflects lower than anticipated revenues, as a result of reduced transaction volume, from the new two-year agreement with a major consumer products corporation, announced September 11, 1995. This shortfall was more than offset by increased revenues from several other catalog customers. The list marketing increase resulted from an expanded customer base and increase volumes with continuing customers.

           Gross profit increased 49% to $8,185,000 for the current quarter from $5,512,000 in the comparable quarter of 1994. Gross profit margin was 32% in the current quarter compared to 29% in 1994. The increase in gross profit amount resulted from the increased sales volumes and the improved overall profit margin. The improvement in gross profit margin results primarily from the margin associated with the increased computer services' revenues, as described above, which have a higher gross profit margin than the Company's overall margin from its other operations and improved margins in the fulfillment operation. These positive movements were partially offset by a lower gross profit margin derived from the catalog fulfillment operation.

           Selling and administrative expenses increased 20% to $4,014,000 in the current quarter from $3,339,000 in the comparable quarter of 1994. Selling and administrative expenses, as a percentage of sales, were 16% for the current quarter and 18% for the comparable period in 1994. The increase in amount of selling and administrative expenses, when compared to the sales increase of 37%, and the decrease in these costs as a percentage of sales are due primarily to the lack of selling and administrative expenses associated with the incremental computer services' revenues partially offset by administrative salaries and related expenses associated with the facility expansion at the catalog fulfillment operation.

           Net dividend and interest income was $82,000 in the current quarter compared to $12,000 in 1994. Dividend and interest income increased $128,000 in the current fiscal period as a result of a higher level of funds available for short-term investment coupled with higher interest rates in the current fiscal quarter. The increase in interest expense quarter over quarter of $57,000 resulted from the $2,532,000 in long-term debt recorded at September 30, 1995 for the future payments required in connection with the acquisition of Catalog Resources, Inc. The unsecured line of credit available to the Company was not utilized in either quarter.

           Net income was $2,509,000 ($.49 per share) in the current quarter compared to $1,283,000 (.29 per share) in the comparable 1994 quarter.

Financial Condition, Liquidity and Capital Resources

           Working capital was $12,229,000 at December 31, 1995 compared to $10,569,000 at September 30, 1995. Fluctuations in the components of working capital resulted primarily from the increases in cash and cash equivalents and accounts receivable and decreases in accounts payable and accrued personnel costs partially offset by increases in deferred revenue, income taxes payable and other accrued expenses and a decrease in prepaid expenses and other current assets.

           For the current quarter, cash generated by operations increased $5,134,000 over such amounts generated in the comparable quarter of the prior year. This increase was primarily the result of increases in net income of $1,225,000, prepaid expenses and other current assets of $817,000, accounts payable and accrued expenses of $1,021,000 and deferred revenue of $2,181,000.

           In the quarter ended December 31, 1995, financing activities resulted in a net use of funds of $98,000 compared to net cash used of $22,000 in 1994. The increase in funds used in fiscal 1995 primarily resulted from increased repayments of debt. Cash used for investing activities, in the current quarter, increased $1,426,000 compared to 1994 due to additions to property and equipment, primarily for the expansion of warehouse and office facilities at Catalog Resources, Inc. (CRI). The Company is negotiating a $2.5 million five year term loan to substantially fund these purchases.

           Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders, in cash or stock, up to an aggregate of $10,000,000. Under such purchase agreement, the Company paid $1,012,500 (one-half in cash and one-half in stock) on January 1, 1996. Further, such amounts will be payable each January 1 through 2002 totaling a maximum of $6,075,000. The discounted value of these future payments was recorded at September 30, 1995 since it is probable that the future earnings levels will be attained which will require the maximum payments to be made.

           Management believes cash generated from current operations and other liquid assets combined with the available bank credit line and the five year term loan mentioned above will be sufficient to meet cash flow needs during the fiscal year.

PART II        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 11 - Computation of earnings per share

         (b) Report on Form 8-K. - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: Clifton, New Jersey
      February 12, 1996


                                         LCS INDUSTRIES, INC.
                                            (Registrant)


                                         By:   /s/   Arnold J. Scheine
                                              ----------------------------------
                                                     Arnold J. Scheine
                                                         President
                                                  (Chief Executive Officer)



                                         By:   /s/   Pat R. Frustaci
                                              ----------------------------------
                                                     Pat R. Frustaci
                                                  Vice President-Finance
                                                (Chief Financial Officer)