Form 10-Q
period 1996-03-31
LCS INDUSTRIES INC
filed 1996-05-16
CIK 58151

================================================================================

  THIS DOCUMENT IS A COPY OF THE FORM 10Q FILED ON MAY 16, 1996 PURSUANT TO A
                      RULE 201 TEMPORARY HARDSHIP EXEMPTION

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-12329

                              LCS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-2648333
- ------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

         120 Brighton Road, Clifton, New Jersey            07012-1694
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (201)  778-5588
                                                  -----------------------------

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes ( X )    No (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of May 3, 1996, was 4,397,622.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                      As of March 31, 1996 (Unaudited) and
                      September 30, 1995

                      Consolidated Statements of Operations
                      For the Three Months and Six Months Ended
                      March 31, 1996 and 1995 (Unaudited)

                      Consolidated Statements of Cash Flows
                      For the Six Months Ended
                      March 31, 1996 and 1995 (Unaudited)

                      Notes to Consolidated Financial Statements
                      (Unaudited)

Item 2.               Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


PART II               OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of
                      Security-Holders

Item 6.               Exhibits and Reports on Form 8-K

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,     September 30,
                                                             1996             1995
                                                         ------------    ------------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $ 18,612,890    $  8,630,831
   Investments - held-to-maturity ....................        199,859         199,859
   Accounts receivable (less allowance
       for doubtful accounts: March 31 - $672,000
       and September 30 - $624,000) ..................     20,942,357      23,815,919
   Prepaid expenses and other current assets .........      1,139,475       1,891,837
   Deferred taxes ....................................        299,000         263,250
                                                         ------------    ------------
     Total current assets ............................     41,193,581      34,801,696
                                                         ------------    ------------

Investments - available-for-sale, net ................        811,596         797,583
Property and equipment, net ..........................      6,825,085       5,222,513
Goodwill (net of accumulated amortization:  March 31 -
    $376,700 and September 30, - $233,500) ...........      7,710,499       7,853,675
Other assets .........................................        982,543       1,061,166
                                                         ------------    ------------
                                                         $ 57,523,304    $ 49,736,633
                                                         ============    ============

(Continued)

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- Continued

                                                           March 31,     September 30,
                                                             1996             1995
                                                         ------------    ------------
                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $ 12,074,893    $ 15,105,009
   Accrued salaries and commissions ..................      1,621,509       2,076,999
   Other accrued expenses ............................      3,308,401       2,352,477
   Income taxes payable ..............................        235,914            --
   Current portion of long-term debt .................        866,984         567,294
   Current portion of capital lease obligations ......        431,980         516,989
   Deferred revenue ..................................      7,922,540       3,614,331
                                                         ------------    ------------
     Total current liabilities .......................     26,462,221      24,233,099
                                                         ------------    ------------

Long-term debt, net of current portion ...............      3,776,766       2,804,790
Capital lease obligations, net of current portion ....        445,973         631,475
Deferred taxes .......................................         56,000          19,750
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued March 31 - 4,582,241
       shares and September 30 - 4,347,886 shares ....         45,822          43,479
   Common stock issuable .............................      1,945,983       2,407,521
   Additional paid-in capital ........................      6,517,144       5,431,455
   Retained earnings .................................     18,551,672      14,451,854
                                                         ------------    ------------
                                                           27,060,621      22,334,309
   Less:  treasury stock, at cost, 187,766 shares ....       (207,953)       (207,953)
          marketable securities valuation adjustment..        (70,324)        (78,837)
                                                         ------------    ------------
     Total stockholders' equity ......................     26,782,344      22,047,519
                                                         ------------    ------------
                                                         $ 57,523,304    $ 49,736,633
                                                         ============    ============

                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three and Six Months Ended March 31,
                                   (Unaudited)

                                                  Three Months                    Six Months
                                          ----------------------------    ----------------------------
                                              1996           1995             1996            1995
                                          ------------    ------------    ------------    ------------
Net sales .............................   $ 22,347,757    $ 18,385,185    $ 48,001,814    $ 37,121,142
Cost of sales .........................     15,451,671      12,486,573      32,920,594      25,710,927
                                          ------------    ------------    ------------    ------------
   Gross profit .......................      6,896,086       5,898,612      15,081,220      11,410,215
Selling and administrative expenses ...      4,003,831       3,352,603       8,035,507       6,709,695
Other (income) expense:
   Dividend and interest income .......       (209,986)        (77,294)       (392,681)       (132,486)
   Interest expense ...................         92,840          53,696         193,299          96,924
                                          ------------    ------------    ------------    ------------
Income before income taxes ............      3,009,401       2,569,607       7,245,095       4,736,082
Provision for income taxes ............      1,235,000       1,056,000       2,962,000       1,939,000
                                          ------------    ------------    ------------    ------------
Net income ............................   $  1,774,401    $  1,513,607    $  4,283,095    $  2,797,082
                                          ============    ============    ============    ============

Per common and common equivalent share:
Primary earnings ......................   $        .35    $        .33    $        .85    $        .63
                                          ============    ============    ============    ============

Fully diluted earnings ................   $        .34    $        .33    $        .82    $        .61
                                          ============    ============    ============    ============

Dividends .............................   $       .025    $       .017    $       .044    $       .028
                                          ============    ============    ============    ============



                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31,
                                   (Unaudited)

                                                          1996            1995
                                                      ------------    ------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income ........................................   $  4,283,095    $  2,797,082
                                                      ------------    ------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ..................      1,141,705         885,257
   Deferred income taxes ..........................         (5,000)        (45,000)
   Provision for doubtful accounts receivable .....         60,000          45,000
   Gain on sale of fixed assets ...................           --            (3,000)
                                                      ------------    ------------
   Total adjustments ..............................      1,196,705         882,257
Changes in operating assets and liabilities:
   Accounts receivable ............................      2,813,562         680,638
   Prepaid expenses and other current assets ......        752,362        (399,808)
   Accounts payable and accrued expenses ..........     (2,529,682)     (1,732,187)
   Income taxes payable ...........................        235,914         649,645
   Deferred revenue ...............................      4,308,209            --
   Other, net .....................................         78,623         (76,170)
                                                      ------------    ------------
   Total adjustments and changes ..................      6,855,693           4,375
                                                      ------------    ------------
   Net cash provided by operating activities ......     11,138,788       2,801,457
                                                      ------------    ------------
Cash flows from financing activities:
   Changes in long-term debt and capital
       leases (including current portion):
       Borrowings .................................      1,785,000            --
       Repayments .................................       (783,845)       (803,982)
   Dividends paid .................................       (183,022)       (109,838)
   Exercise of stock options ......................        547,493         283,059
   Employee stock purchase plan proceeds ..........         78,746          28,500
                                                      ------------    ------------
   Net cash provided (used in) financing activities      1,444,372        (602,261)
                                                      ------------    ------------
Cash flows from investing activities:
   Additions to property and equipment ............     (2,601,101)       (511,807)
   Proceeds from sales of equipment ...............           --            93,938
   Net sales of marketable securities .............           --           200,727
                                                      ------------    ------------
   Net cash used in investing activities ..........     (2,601,101)       (217,142)
                                                      ------------    ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents ......      9,982,059       1,982,054
   Cash and cash equivalents at beginning of period      8,630,831       1,679,489
                                                      ------------    ------------
   Cash and cash equivalents at end of period .....   $ 18,612,890    $  3,661,543
                                                      ============    ============
Continued on next page.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31,
                                   (Unaudited)

                          Continued from previous page.


                                                            1996         1995
                                                         ----------   ----------
Supplementary disclosures of cash flow information:
 Cash paid during the period for:
       Interest ......................................   $  102,107   $   74,457
       Income taxes ..................................   $2,248,738   $1,350,565

Supplemental disclosures of non-cash investing and financing activities:

   Capital lease obligations:
     For the six months ended March 31, 1995 a capital lease obligation of $152,525 was incurred for the leasing of equipment. There were no capital lease obligations entered into during the six months ended March 31, 1996.

   Valuation adjustment:
     For the six months ended March 31, 1996, the account was adjusted to reflect an increase in market values of $8,513, net of deferred income taxes. During the six month period ended March 31, 1995, $25,158, net of taxes, was added to the marketable securities valuation adjustment. This represents the additional net unrealized losses on the investments - available-for-sale, net, during the period.

   Acquisition of business:
     During the six month periods ended March 31, 1996 and 1995, $ 461,538 and $506,250 of common stock issuable was converted into 34,621 and 63,613 issued shares of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.

   Stock dividends:
     The March 31, 1995 financial statements reflect the 2 for 1 stock split (2,061,087 shares) paid as a stock dividend on October 24, 1995. On January 5, 1996, 360 shares of common stock were paid as dividends upon exchange of 150 shares of the Company's "old" common stock.



                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of operations for the six months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year. The September 30, 1995 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Certain reclassifications have been made to the 1995 financial statements in order to conform to the fiscal 1996 presentations.

3) For the three and six month periods ended March 31, 1996 and 1995, earnings per share have been calculated based on the weighted average shares outstanding using the treasury stock method for stock options, which are considered common stock equivalents, and the number of shares currently issuable in connection with the acquisition of Catalog Resources, Inc. Earnings per share and the weighted average number of shares outstanding for the three and six month periods ended March 31, 1995 have been restated to reflect the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

4) At the Company's annual meeting held on January 23, 1996, shareholders approved an increase of 9,000,000 shares in the authorized number of shares of Common Stock, par value $.01, to 15,000,000 shares.

5) In March, 1996, Catalog Resources, Inc. entered into a $2.5 million five year term loan to substantially fund the expansion of its warehouse and office facilities. Initial proceeds of $1.785 million were received at the closing. The remainder is expected to be received in June, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

           Three Months ended March 31, 1996

           Sales increased 22% in the quarter ended March 31, 1996 to $22,348,000 from $18,385,000 for the comparable quarter of the prior year. This improvement is accounted for by a 91% increase in computer services, a 22% increase in fulfillment services and a 14% increase in list marketing. Computer services' increase reflects the revenues related to the $40 million contract to provide computer services through the building of a marketing database for a major non-U.S. communications company. The contract extends through June, 1998, subject to early termination provisions. Revenue is recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the total labor hours required for the contract. The fulfillment services increase reflects a 62% increase in continuity fulfillment services, a 95% increase in outbound telemarketing partially offset by decreases of 19% in the catalog fulfillment operation and 61% in inbound telemarketing. The continuity fulfillment services' increase reflects revenues from new customers added since the prior fiscal period and increased volume from continuing customers. The catalog fulfillment decrease includes a 43% decrease in revenues from an existing customer. This decline was partially offset by increased revenues from other customers and additions to the customer base. The decrease in inbound telemarketing is part of the Company's strategic plan to de-emphasize this service. The list marketing revenue increase resulted primarily from increased volumes with continuing customers.

           Gross profit increased 17% to $6,896,000 for the current quarter from $5,899,000 in the comparable quarter of 1995. Gross profit margin was 31% in the current quarter compared to 32% in 1995. The increase in gross profit amount resulted primarily from the increased sales volumes. The decrease in gross profit margin resulted primarily from the margin derived from the catalog fulfillment operations' reduced revenues offset by the margin associated with the increased computer services' revenues, as described above.

           Selling and administrative expenses increased 19% to $4,004,000 in the current quarter from $3,352,000 in the comparable quarter of 1995. Selling and administrative expenses, as a percentage of sales, were 18% in each period. The increase in amount of selling and administrative expenses reflect increased expenses associated with the facility expansion at the catalog fulfillment operation, the costs associated with both the continuity fulfillment and list services' incremental revenues partially offset by the minimal incremental selling and administrative costs associated with the incremental computer services' revenues.

           Net dividend and interest income of $117,000 was realized in the current quarter compared to $24,000 in the comparable 1995 quarter. Dividend and interest income increased $133,000 in the current fiscal quarter as a result of a higher level of funds available for short-term investment partially offset by lower interest rates during the current quarter. The increase in interest expense quarter over quarter of $39,000 resulted from the $2,532,000 in long-term debt recorded at September 30, 1995 for the future payments required in connection with the acquisition of Catalog Resources, Inc. The unsecured line of credit available to the Company was not utilized in either quarter.

           Net income was $1,774,000 ($.34 per share-fully diluted) in the current quarter compared to $1,514,000 ($.33 per share-fully diluted) in the comparable 1995 quarter.

           Six Months ended March 31, 1996

           Sales increased 29% for the six months ended March 31, 1996 to $48,002,000 from $37,121,000 for the comparable period of the prior year. This improvement is represented by a 121% increase in computer services, a 29% increase in fulfillment services and a 13% increase in list marketing sales. The increase in computer services' sales reflects the revenues related to the non-U.S. communications company $40 million contract, as described in the section above. The fulfillment increase includes a 70% increase in continuity fulfillment, a 141% increase in outbound telemarketing partially offset by a 5% decrease in catalog fulfillment sales and a 56% decrease in inbound telemarketing. Explanations of these fluctuations are the same as described in the current quarter section above with the catalog fulfillment operations' decline from an existing customer amounting to 34% for the period.

           Gross profit increased 32% to $15,081,000 for the six month period from $11,410,000 in the comparable period of 1995. Gross profit margin was 31% in each six month period. The increase in gross profit amount resulted primarily from the increased sales volumes. The higher gross profit margin derived from the incremental computer services' sales was offset by a lower gross profit margin derived from the catalog fulfillment operation.

           Selling and administrative expenses increased 19% to $8,036,000 from $6,710,000 in 1995. Selling and administrative expenses, as a percentage of sales, were 17% for the current six month period and 18% in the prior year. The increase in the amount of selling and administrative expenses, when compared to the 29% revenue gain for the six month period, and the decrease in these costs, as a percentage of sales, are due primarily to the minimal incremental selling and administrative expenses associated with the incremental computer services' revenues partially offset by administrative salaries and related expenses associated with the facility expansion at the catalog fulfillment operation.

           Net dividend and interest income of $199,000 was realized in the current six month period compared to $36,000 in the comparable period in 1995. Dividend and interest income increased $260,000 in the current six month period as a result of a higher level of funds available for short-term investment. The increase in interest expense period over period of $96,000 resulted from the debt recorded at September 30, 1995, as described above. The unsecured line of credit availble was not utilized in either period.

           Net income was $4,283,000 ($.82 per share-fully diluted) in the current period compared to $2,797,000 ($.61 per share-fully diluted) in the comparable 1995 period.


Financial Condition, Liquidity and Capital Resources

           Working capital was $14,731,000 at March 31, 1996. Fluctuations in the components of working capital resulted primarily from the increase in cash and cash equivalents and decreases in accounts payable and accrued personnel costs partially offset by decreases in accounts receivable and prepaid expenses and other current assets and increases in other accrued expenses and deferred revenues.

           For the six month period, cash generated by operations increased $8,337,000 over such amounts generated in the comparable period of the prior year. This increase was primarily the result of increases in net income of $1,486,000 and deferred revenue of $4,308,000 and decreases in accounts receivable of 2,133,000 and prepaid expenses and other current assets of $1,152,000 partially offset by a decrease in accounts payable and accrued expenses of $797,000.

           In the six month period ended March 31, 1996, financing activities provided funds of $1,444,000 compared to a use of funds of $602,000 in 1995. In both periods, the repayment of debt was the primary use of funds and amounted to $784,000 in 1996 and $804,000 in 1995. In March, 1996, $1,785,000 was borrowed under the terms of a $2.5 million five year term loan to substantially fund the expansion of warehouse and office facilities at Catalog Resources, Inc. (CRI). Cash used for investing activities, in the current period, increased $2,384,000 compared to 1995 due to additions to property and equipment primarily for the CRI expansion described above.

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

           Management believes cash generated from current operations and other liquid assets combined with the available bank credit line and the five year term loan mentioned above will be sufficient to meet cash flow needed during the fiscal year.

PART II                       OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of shareholders was held on January 23, 1996.

        (b)  Shareholders  elected  to the  Board of  Directors  Mr.  Joseph  R.
Barbaro. Mr. Arnold J. Scheine, Mr. Marvin Cohen and Mr. Bernard Ouziel continued as members of the Board of Directors.

        (c) The election of Mr. Barbaro was by a vote of 3,442,335 for and 20,601 withheld. There were 652,867 broker non-votes.

        (d)  Deloitte  &  Touche  LLP was  elected  to  serve  as the  Company's independent auditors by a vote of 3,451,196 for, 9,240 against and 2,500 abstentions. There were 652,867 broker non-votes.

        (e) Amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock by nine million (9,000,000) shares from six (6,000,000) shares was approved by a vote of 3,342,567 for, 111,557 against and 5,212 abstentions. There were 656,467 broker non-votes.

        (f) Adjustment of options granted under the 1993 Non-Employee Stock Option Plan in the event of a subdivision, recapitalization or consolidation of the shares of the Company's Common Stock or the payment of stock dividends and stock splits was approved by a vote of 3,417,758 for, 35,222 against and 8,156 abstentions. There were 654,267 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 11 - Computation of earnings per share

        (b) Reports on Form 8-K - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:               Clifton, New Jersey
                    May 13, 1996


                                             LCS INDUSTRIES, INC.
                                                          (Registrant)


                                             By:   /s/   Arnold J. Scheine
                                                  ------------------------------
                                                         Arnold J. Scheine
                                                              President
                                                    (Chief Executive Officer)



                                             By:   /s/   Pat R. Frustaci
                                                  ------------------------------
                                                         Pat R. Frustaci
                                                      Vice President-Finance
                                                    (Chief Financial Officer)