Form 10-Q
period 1996-06-30
LCS INDUSTRIES INC
filed 1996-08-13
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of August 2, 1996, was 4,420,558.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements


                      Consolidated Balance Sheets
                      As of June 30, 1996 (Unaudited) and
                      September 30, 1995
                      Consolidated Statements of Income
                      For the Three Months and Nine Months Ended
                      June 30, 1996 and 1995 (Unaudited)
                      Consolidated Statements of Cash Flows
                      For the Nine Months Ended
                      June 30, 1996 and 1995 (Unaudited)
                      Notes to Consolidated Financial Statements
                      (Unaudited)
Item 2.               Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


PART II               OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K

                                          LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,              September 30,
                                                                                                  1996                     1995
                                                                                             ------------              ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................             $ 18,426,513              $  8,630,831
   Investments - held-to-maturity ..............................................                2,354,624                   199,859
   Accounts receivable (less allowance
       for doubtful accounts:  June 30 - $702,000
       and September 30 - $624,000) ............................................               20,390,004                23,815,919
   Prepaid expenses and other current assets ...................................                1,295,622                 1,891,837
   Deferred taxes ..............................................................                  341,000                   263,250
                                                                                             ------------              ------------
     Total current assets ......................................................               42,807,763                34,801,696
                                                                                             ------------              ------------
Investments - available-for-sale, net ..........................................                  835,574                   797,583
Property and equipment, net ....................................................                6,788,824                 5,222,513
Goodwill (net of accumulated amortization:  June 30 -
    $448,300 and September 30, - $233,500) .....................................                7,638,912                 7,853,675
Other assets ...................................................................                1,482,346                 1,061,166
                                                                                             ------------              ------------
                                                                                             $ 59,553,419              $ 49,736,633
                                                                                             ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................             $ 11,003,701              $ 15,105,009
   Accrued salaries and commissions ............................................                1,542,936                 2,076,999
   Other accrued expenses ......................................................                3,181,942                 2,352,477
   Income taxes payable ........................................................                  706,531                      --
   Current portion of long-term debt ...........................................                  996,176                   567,294
   Current portion of capital lease obligations ................................                  406,333                   516,989
   Deferred revenue ............................................................                8,022,041                 3,614,331
                                                                                             ------------              ------------
     Total current liabilities .................................................               25,859,660                24,233,099



                                                 Continued on next page.

                                          LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (continued)
                                                                                                June 30,              September 30,
                                                                                                  1996                     1995
                                                                                             ------------              ------------
                                                                                              (Unaudited)
Long-term debt, net of current portion .........................................                4,262,240                 2,804,790
Capital lease obligations, net of current portion ..............................                  355,835                   631,475
Deferred taxes .................................................................                   20,500                    19,750
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued June 30 - 4,603,576
       shares and September 30 - 4,347,886 shares ..............................                   46,036                    43,479
   Common stock issuable .......................................................                1,945,983                 2,407,521
   Additional paid-in capital ..................................................                7,131,518                 5,431,455
   Retained earnings ...........................................................               20,195,446                14,451,854
                                                                                             ------------              ------------
                                                                                               29,318,983                22,334,309
   Less:  treasury stock, at cost, 187,766 shares ..............................                 (207,953)                 (207,953)
          marketable securities valuation adjustment,
          net of deferred income taxes .........................................                  (55,846)                  (78,837)
                                                                                             ------------              ------------
     Total stockholders' equity ................................................               29,055,184                22,047,519
                                                                                             ------------              ------------
                                                                                             $ 59,553,419              $ 49,736,633
                                                                                             ============              ============

See Notes to Consolidated Financial Statements.

                                        LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                    For the Three and Nine Months Ended June 30,
                                                     (Unaudited)

                                                                     Three Months                             Nine Months
                                                           --------------------------------        --------------------------------
                                                                1996                1995                1996                1995
                                                           ------------        ------------        ------------        ------------
Net sales ..........................................       $ 22,398,255        $ 18,153,573        $ 70,400,069        $ 55,274,715
Cost of sales ......................................         15,232,522          12,531,909          48,153,116          38,242,836
                                                           ------------        ------------        ------------        ------------
   Gross profit ....................................          7,165,733           5,621,664          22,246,953          17,031,879
Selling and administrative expenses ................          4,345,799           3,260,028          12,381,306           9,933,823
Other (income) expense:
   Dividend and interest income ....................           (283,804)            (92,304)           (676,485)           (188,890)
   Interest expense ................................            115,043              44,588             308,342             141,512
                                                           ------------        ------------        ------------        ------------
Income before income taxes .........................          2,988,695           2,409,352          10,233,790           7,145,434
Provision for income taxes .........................          1,236,000             965,000           4,198,000           2,904,000
                                                           ------------        ------------        ------------        ------------
Net income .........................................       $  1,752,695        $  1,444,352        $  6,035,790        $  4,241,434
                                                           ============        ============        ============        ============

Per common and common equivalent share:
Primary earnings ...................................       $        .34        $        .30        $       1.17        $        .92
                                                           ============        ============        ============        ============

Fully diluted earnings .............................       $        .34        $        .29        $       1.17        $        .86
                                                           ============        ============        ============        ============

Dividends ..........................................       $       .025        $       .019        $       .069        $       .047
                                                           ============        ============        ============        ============

                                          LCS INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For the Nine Months Ended June 30,

                                                       (Unaudited)

                                                                                                   1996                     1995
                                                                                              ------------             ------------
Increase  (Decrease)  in cash and cash  equivalents
Cash flows from operating activities:
Net income .......................................................................            $  6,035,790             $  4,241,434
                                                                                              ------------             ------------
Adjustments to reconcile net income to net cash
   provided  by  operating
   activities:
   Depreciation and amortization .................................................               1,734,428                1,364,534
   Deferred income taxes .........................................................                 (92,000)                 (60,000)
   Provision for doubtful accounts receivable ....................................                  90,000                   91,625
   Gain on sales of equipment ....................................................                    --                     (9,650)
                                                                                              ------------             ------------
   Total adjustments .............................................................               1,732,428                1,386,509
Changes in operating assets and liabilities:
   Accounts receivable ...........................................................               3,335,915                1,026,396
   Prepaid expenses and other current assets .....................................                 596,215                    1,285
   Accounts payable and accrued expenses .........................................              (3,805,906)              (2,434,575)
   Income taxes payable ..........................................................               1,225,531                  214,358
   Deferred revenue ..............................................................               4,407,710                     --
   Other, net ....................................................................                (421,180)                (148,543)
                                                                                              ------------             ------------
   Total adjustments and changes .................................................               7,070,713                   45,430
                                                                                              ------------             ------------
   Net cash provided by operating activities .....................................              13,106,503                4,286,864
                                                                                              ------------             ------------

Cash flows from financing activities:
   Changes in long-term debt and capital
       leases (including current portion):
       Borrowings ................................................................               2,500,000                     --
       Repayments ................................................................                (999,964)                (958,671)
   Dividends paid ................................................................                (291,943)                (184,534)
   Exercise of stock options .....................................................                 604,162                  455,011
   Employee stock purchase plan proceeds .........................................                 117,665                   49,940
                                                                                              ------------             ------------
   Net cash provided (used in) financing activities ..............................               1,929,920                 (638,254)
                                                                                              ------------             ------------

                                                   Continued on next page.

                                          LCS INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For the Nine Months Ended June 30,

                                                       (Unaudited)
                                                Continued from previous page.

Cash flows from investing activities:
   Additions to property and equipment ...........................................              (3,085,976)                (769,018)
   Proceeds from sales of equipment ..............................................                    --                    195,095
   Net (purchases) sales of investments - held-to-maturity .......................              (2,154,765)                 100,588
                                                                                              ------------             ------------
   Net cash used in investing activities .........................................              (5,240,741)                (473,335)
                                                                                              ------------             ------------

Cash and cash equivalents:
   Net increase in cash and cash equivalents .....................................               9,795,682                3,175,275
   Cash and cash equivalents at beginning of period ..............................               8,630,831                1,679,489
                                                                                              ------------             ------------
   Cash and cash equivalents at end of period ....................................            $ 18,426,513             $  4,854,764
                                                                                              ============             ============

Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest ..................................................................            $    155,185             $    109,879
       Income taxes ..............................................................            $  2,589,611             $  2,740,883

Supplemental disclosures of non-cash investing and financing activities:

   Capital lease obligations:
     For the nine months ended June 30, 1995 capital lease obligations of $216,053 were incurred for the leasing of equipment. There were no capital lease obligations entered into during the nine months ended June 30, 1996.

   Valuation adjustment:
     For the nine months ended June 30, 1996, the account was adjusted to reflect an increase in market values of $22,991, net of deferred income taxes. During the nine month period ended June 30, 1995, $4,958, net of taxes, was added to the marketable securities valuation adjustment. This represents the additional net unrealized losses on the investments - available-for-sale, net, during the period.

   Acquisition of business:
     During the nine month periods ended June 30, 1996 and 1995, $ 461,538 and $506,250 of common stock issuable was converted into 34,621 and 63,613 issued shares of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc.
     purchase agreement, as amended.

   Stock dividends:
     The June 30, 1995 financial statements reflect the 2 for 1 stock split (2,061,087 shares) paid as a stock dividend on October 24, 1995. On January 5, 1996, 360 shares of common stock were paid as dividends upon exchange of 150 shares of the Company's "old" common stock.

                See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of operations for the nine months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year. The September 30, 1995 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Certain reclassifications have been made to the 1995 financial statements in order to conform to the fiscal 1996 presentations.

3) For the three and nine month periods ended June 30, 1996 and 1995, earnings per share have been calculated based on the weighted average shares outstanding using the treasury stock method for stock options, which are considered common stock equivalents, and the number of shares currently issuable in connection with the acquisition of Catalog Resources, Inc. Earnings per share and the weighted average number of shares outstanding for the three and nine month periods ended June 30, 1995 have been restated to reflect the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

4) At the Company's annual meeting held on January 23, 1996, shareholders approved an increase of 9,000,000 shares in the authorized number of shares of Common Stock, par value $.01, to 15,000,000 shares.

5) In March, 1996, Catalog Resources, Inc. entered into a $2.5 million five year term loan to substantially fund the expansion of its warehouse and office facilities. Initial proceeds of $1.785 million were received at the closing. The remainder was received in June, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

               Three Months ended June 30, 1996

               Sales increased 23% in the quarter ended June 30, 1996 to $22,398,000 from $18,154,000 for the comparable quarter of the prior year. This improvement is accounted for by a 101% increase in computer services, a 14% increase in list marketing services and a 12% increase in fulfillment services. Computer services' increase reflects the revenues related to the $40 million contract to provide computer services through the building of a marketing database for a major non-U.S. communications company. The contract extends through June, 1998, subject to termination under certain circumstances. Revenue is recognized on the percentage- of-completion method of accounting measured by the percentage of labor hours incurred to date to the total labor hours required for the contract. The list marketing revenue increase resulted generally from an expanded customer base and increased volumes with continuing customers. Fulfillment services' increase reflects a 77% increase in outbound telemarketing services, a 25% increase in continuity fulfillment services partially offset by decreases of 11% in inbound telemarketing services and 5% in the catalog fulfillment operation. The increases in outbound telemarketing and continuity services primarily reflect increased revenues from continuing customers. The decline in inbound telemarketing services is part of the Company's strategic plan to de-emphasize this service while the catalog fulfillment operation decrease includes a 17% decrease in revenues from an existing customer.

               Gross profit increased 27% to $7,166,000 for the current quarter from $5,622,000 in the comparable quarter of 1995. Gross profit margin was 32% in the current quarter compared to 31% in 1995. The increase in gross profit amount resulted primarily from the increased sales volumes. The improvement in gross margin resulted primarily from the margin associated with the increased computer services' revenues, as described above, offset by the lower margins derived from the catalog fulfillment operations.

               Selling and administrative expenses increased 33% to $4,346,000 in the current quarter from $3,277,000 in the comparable quarter of 1995. Selling and administrative expenses, as a percentage of sales, were 19% for the current quarter and 18% for the comparable period in 1995. The increase in amount of selling and administrative expenses reflect increased expenses associated with the facility expansion at the catalog fulfillment operation, the expenses associated with both the continuity fulfillment and list marketing services' incremental revenues partially offset by the minimal incremental selling and administrative costs associated with the increase in computer services' revenues.

               Net dividend and interest income of $169,000 was realized in the current quarter compared to $65,000 in the comparable 1995 quarter. Dividend and interest income increased $175,000 in the current fiscal quarter as a result of a higher level of funds available for short-term investment partially offset by lower interest rates. The increase in interest expense quarter over quarter of $175,000 resulted from the $2,532,000 in long-term debt recorded at September 30, 1995 for the future payments required in connection with the acquisition of Catalog Resources, Inc. (CRI) and the $1,785,000 received in conjunction with a five year term loan entered into by CRI in March, 1996 to fund the expansion of its warehouse and office facilities. Additional proceeds of $715,000 were received under the term loan in June, 1996. The unsecured line of credit available to the Company was not utilized in either quarter.

               Net income was $1,753,000 ($.34 per share-fully diluted) in the current quarter compared to $1,444,000 ($.29 per share-fully diluted) in the comparable 1995 quarter.

               Nine Months ended June 30, 1996

               Sales increased 27% for the nine months ended June 30, 1996 to $70,400,000 from $55,275,000 for the comparable period of the prior year. This improvement is represented by a 114% increase in computer services, a 20% increase in fulfillment services and a 13% increase in list marketing services. The increase in computer services' sales reflects the revenues related to the $40 million contract with a non-U.S. communications company, as described in the section above. The fulfillment services' increase includes a 112% increase in outbound telemarketing, a 51% increase in continuity fulfillment partially offset by decreases of 46% in inbound telemarketing and 5% at the catalog fulfillment operation. Explanations of these fluctuations are the same as described in the current quarter section above with the catalog fulfillment operations' decline from an existing customer amounting to 29% for the full nine month period of the current fiscal year.

               Gross profit increased 31% to $22,247,000 for the nine month period from $17,032,000 in the comparable period of 1995. Gross profit margin was 32% compared to 31% in the prior year. The increase in gross profit amount resulted primarily from the increased sales volumes. The higher gross profit margin derived from the incremental computer services' revenues was partially offset by a lower gross profit margin derived from the catalog fulfillment operation.

               Selling and administrative expenses increased 25% to $12,381,000 from $9,987,000. Selling and administrative expenses, as a percentage of sales, were 18% for both nine month periods. The increase in the amount of selling and administrative expenses reflects the costs associated with the incremental fulfillment and list marketing sales and the administrative salaries and related expenses associated with the facility expansion at the catalog fulfillment operation. These expenses remained constant, as a percentage of sales, due to the minimal incremental selling and administrative expenses associated with the additional computer services' revenue.

               Net dividend and interest income of $368,000 was realized in the current period compared to $100,000 in 1995. Dividend and interest income increased $435,000 in the current nine month period as a result of a higher level of funds available for short-term investment partially offset by lower interest rates. The increase in interest expense period over period of $167,000 resulted from the CRI acquisition debt recorded at September 30, 1995 and the new CRI term loan, as described above. The unsecured line of credit available to the Company was not utilized in either period.

               Net income was $6,036,000 ($1.17 per share-fully diluted) in the current period compared to $4,241,000 ($.86 per share-fully diluted) in the comparable 1995 period.


Financial Condition, Liquidity and Capital Resources

               Working capital was $16,948,000 at June 30, 1996. Fluctuations in the components of working capital resulted primarily from the increases in cash and cash equivalents and investments held-to-maturity and a decrease in accounts payable partially offset by a decrease in accounts receivable and an increase in deferred revenues, income taxes payable and other accrued expenses.

               For the nine month period, cash generated by operations increased $8,820,000 over such amounts generated in the comparable period of the prior year. This increase was primarily the result of increases in net income of $1,794,000, deferred revenue of $4,408,000 and income taxes payable of $1,011,000 and a decrease in accounts receivable of $595,000 partially offset by a decrease in accounts payable of $1,371,000.

               In the nine month period ended June 30, 1996, financing activities provided funds of $1,930,000 compared to a use of funds of $638,000 in 1995. In both periods, the repayment of debt was the primary use of funds and amounted to $1,000,000 in 1996 and $959,000 in 1995. In 1996, $2,500,000 was
borrowed under the terms of a five year term loan to substantially fund the expansion of warehouse and office facilities at CRI. Cash used for investing activities, in the current period, increased $4,767,000 compared to 1995 due to additions to property and equipment, primarily for the CRI expansion, described above, and for additional short-term investments held-to-maturity.

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

PART II               OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K.

               (a) Exhibit 10.12 - Employment agreement between Arnold J. Scheine and LCS Industries, Inc.

               (b) Exhibit 10.13 - Employment agreement between Arnold J. Scheine and LCS Industries, XXX. (a group company).

               (c)  Exhibit 11 - Computation of earnings per share.

               (d) Reports on Form 8-K - LCS Industries, Inc. did not file any Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:               Clifton, New Jersey
                    August 8, 1996


                                           LCS INDUSTRIES, INC.
                                                (Registrant)


                                           By:   /s/   Arnold J. Scheine
                                                       Arnold J. Scheine
                                                       President
                                                       (Chief Executive Officer)



                                           By:   /s/   Pat R. Frustaci
                                                       Pat R. Frustaci
                                                       Vice President-Finance
                                                       (Chief Financial Officer)

                              LCS INDUSTRIES, INC.


                           Commission File No. 0-12329



                                     ------


                          Quarterly Report on Form 10-Q

                                     for the

                         Nine Months Ended June 30, 1996




                                    EXHIBITS

INDEX TO EXHIBITS


Exhibit No.                            Description
- -----------                            -----------

10.12                        Employment agreement between
                             Arnold J. Scheine and LCS Industries, Inc.

10.13                        Employment agreement between
                             Arnold J. Scheine and LCS Industries, XXX.
                             (a group company)

11                           Statement re Computation of Per Share Earnings