Form 10-Q/A
period 1996-06-30
LCS INDUSTRIES INC
filed 1996-09-25
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                  Form 10-Q/A-1

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

PART II               OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K.

               (a) Exhibit 10.12 - Employment agreement between Arnold J. Scheine and LCS Industries, Inc.

               (b) Exhibit 10.13 - Employment agreement between Arnold J. Scheine and LCS Industries, XXX. (a group company). Confidential treatment has been requested for portions of this Exhibit.

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

                         Nine Months Ended June 30, 1996




                                    EXHIBITS

INDEX TO EXHIBITS


Exhibit No.                            Description
- -----------                            -----------

10.12                      Employment  agreement  between  Arnold J. Scheine and
                           LCS Industries, Inc.

10.13 Employment agreement between Arnold J. Scheine and LCS Industries, XXX. (a group company). Confidential treatment has been requested for portions of this Exhibit.

11                         Statement re Computation of Per Share Earnings