Form 10-K
period 1996-09-30
LCS INDUSTRIES INC
filed 1996-12-26
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934:

    For the fiscal year ended September 30, 1996 Commission File No. 0-12329


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

                          Yes   [X]          No   [  ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of high and low sales prices for November 29, 1996: $45,424,002. The number of shares of Common Stock ($.01 par value) outstanding as of November 29, 1996: 4,603,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

               The Proxy Statement in respect of the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III hereof to the extent indicated in that Part. The Form 10Q/A-1 dated August 8, 1996 is incorporated by reference into Part IV hereof to the extent indicated in that Part. This Form 10-K consists of 46 pages. Index to exhibits is located at page 37.

                                     Part I

Item 1.        Business.

               LCS Industries, Inc. ("LCS" or the "Company"), a Delaware corporation, provides outsourced direct marketing services and specializes in fulfillment, list marketing and computer services. LCS was incorporated in November, 1969.

               Contribution to total sales for the three most recent fiscal years by the type of service described above is as follows:

                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
Fulfillment services .......................       37%         39%         30%
Computer services ..........................       19%         13%         15%
List marketing services ....................       44%         48%         55%

               On September 6, 1995, the Company announced that it had entered into an agreement to provide computer services through the building of a marketing database for a major non-U.S. communications company. The total expected revenues through June, 1998 will approximate $40 million, subject to early termination provisions. Revenues and earnings under the contract were recorded during the fourth quarter of the fiscal year ended September 30, 1995. Revenues recognized under the contract amounted to 14% of consolidated sales for the fiscal year ended September 30, 1996.

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

               Effective August 1, 1994, the purchase agreement was amended to limit to $8,100,000 the aggregate amount of additional purchase consideration to be paid in addition to the $1,900,000 paid at such date. The additional amount to be paid is based upon the operating performance of CRI over the eight year period beginning October 1, 1993. Based upon CRI's earnings for each fiscal year ending on September 30, a maximum annual payment of $1,012,500 will be paid in January of the following year, which amount is subject to a dollar for dollar reduction based on operating results. Such payments are calculated separately for each year. Each payment will consist of 50 percent in cash and 50 percent in common stock of the Company with the maximum number of shares to be delivered under the purchase agreement, as amended, not to exceed 660,000 shares. The portion of the above payments not made in stock is payable in cash. The number of shares to be issued will be based on the market value, as defined, of the common stock at the future payment dates. Based on the terms of the amended agreement and the achievement of the required operating results for the preceding fiscal year, payments of $1,012,500, one half in cash and one half in stock, were made on January 1, 1995 and 1996. As of September 30, 1996, 499,525 shares had been delivered under the provisions of the purchase agreement, as amended.

               As a result of the operating results achieved for the fiscal year ended September 30, 1995, the September, 1995 signing of a two year extension of a contract to provide fulfillment services to a major customer, forecasted operating results for the 1996 fiscal year and the evaluation of anticipated future operating results beyond fiscal 1996, it was considered probable that future CRI earnings levels would be attained which would require the maximum future payments of $6,075,000 to be made. As a result, the present value (interest at 8.75%) of those payments was recorded at September 30, 1995; $2,532,108 as long-term debt and $1,945,983 as common stock issuable, with a corresponding increase in goodwill. The common stock issuable amount reflects the maximum number of shares (660,000 less those shares issued and delivered prior to September 30, 1995) issuable under the terms of the purchase agreement, as amended, based on the market price of the Company's common stock at September 30, 1995. This amount is subject to adjustment, based on the future movements in the market price of the Company's common stock. No adjustment was recorded during the current fiscal year. Based on the operating results for the fiscal year ended September 30, 1996, the January 1, 1997 scheduled payment of $1,012,000 will be paid.

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

               During the current fiscal year, the outbound telemarketing operation has been integrated into the customer service function within continuity fulfillment.

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

               Communications Database Development

               The Company is also involved in the design, development and implementation of marketing databases for communications companies both within and outside the United States. This entails conversion of raw data on customer billings and control data into marketing tools, the objective being retention of customer base, increasing market share or win back of previously lost market share.

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

               The Company maintains lists and databases for its clients who use them for marketing their own products and services as well as for rental to other marketers. The lists and databases maintained by LCS presently range in size from several thousand to approximately four million names. Certain clients have on-line access to lists and databases maintained for them by LCS. Each list or database may be used to produce a variety of end-use formats, such as labels, listings, index cards, computer letters and magnetic tapes, cartridges or disks. Demographic information can be customized for the client and used as the selection criteria for a list or database rental. In addition, lists can be presorted for maximum postal cost efficiencies.

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

               The Company has been selected by the U.S. Postal Service as one of 24 licensees for its National Change of Address System. As part of this program to reduce the return rate of domestic mail, the Postal Service is furnishing licensees every two weeks with changes of address on all recent U.S. business and household moves. Utilizing this data, LCS is able to offer its clients the ability to enhance existing lists to reflect the Postal Service's most current change of address information, thereby increasing the cost-effectiveness of mailings using such updated lists.

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

               Although, during fiscal 1996, revenues recognized in connection with the contract to provide computer services to a non-U.S. communications company amounted to 14% of consolidated sales, management does not believe that the loss of any single customer would have a severe impact (as defined in Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties" issued by the American Institute of Certified Public Accountants in December, 1994) on the Company and its subsidiaries taken as a whole. This contract contributes significantly to the profits of the Company. Historically, the Company has been successful in replacing completed contracts. While the current contract extends through June, 1998, subject to early termination, there is no assurance that a replacement project will be obtained.


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

               In the case of approximately 36% of the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1996, various payment terms exist ranging from payable upon receipt of invoice to 60 days from date of invoice, and in the case of substantially all of the balance (primarily those of SpeciaLISTS), payment terms are 60 days after the client's mailing date.

               Management believes that the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1996, net of the allowance for doubtful accounts reflected on the consolidated balance sheet as at such date included in the Consolidated Financial Statements, are collectable in the ordinary course of business.


Product Protection and Proprietary Rights

               LCS uses several methods to ensure the protection of confidential client data and its proprietary systems. The Company's computer tapes, cartridges and disks are accessible only to authorized personnel. LCS protects on-line access to data by restricting access to on-line terminals and by utilizing a periodically changing, segmented password system. To enhance safety in case of fire or other natural disasters, duplicate tapes containing client data are stored at an off-site location.

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


Employees

               As of November 29, 1996, the Company employed 1,630 persons, of whom 872 were employed on a full-time basis. LCS does not have any collective bargaining agreements with its employees and believes its relations with its employees to be good.


Item 2.        Properties.

               The Company and its subsidiaries lease or sublease facilities at the locations and under leases or subleases summarized as follows and in Note 12 of Notes to Consolidated Financial Statements:

                                                Square    Expiration
        Location                                 Feet         Date
        --------                                 ----         ----
120 Brighton Road, Clifton, NJ (1) ........     78,645    Sept. 2000
1200 Harbor Blvd., Weehawken, NJ (2) ......     18,100    June  2003
100 Enterprise Place, Dover, DE (1)(5) ....     55,000    Month to Month
97 Commerce Way, Dover, DE (1) ............    124,000    Oct. 2005
155 Commerce Way, Dover, DE (1) (3) .......     35,530    July 1999
2 McKee Road, Dover, DE (4) ...............     29,000    Month to Month
155 Commerce Way, Dover, DE (4) ...........     56,762    April 1999
                                               -------
                        TOTAL                  397,037


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

Item 4.        Submission of Matters to a Vote of Security Holders.

                             None.


                                     Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.


Quarterly Stock Price Information

The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol LCSI.The following table sets forth the quarterly high and low sales prices of the common stock, as quoted on Nasdaq. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

In the first quarter of fiscal 1993, an initial cash dividend of $.10 per share was paid. Regular quarterly dividends of $.025 share were paid from the second quarter of fiscal 1993 through the first quarter of fiscal 1995 and $.0375 per share were paid through the first quarter of fiscal 1996. Commencing in the second quarter of fiscal 1996, subsequent to the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995, regular quarterly dividends of $.025 were paid.

As of December 2, 1996, there were 144 registered holders and an estimated 2,800 beneficial holders of record of the Company's common stock.

                                               Fiscal Year Ended                Fiscal Year Ended
                                               September 30, 1996               September 30, 1995
                                               ------------------               ------------------
                                                     Price                             Price
                                             High             Low               High            Low
                                             ----             ---               ----            ---

         1st Quarter...................   $ 19 3/4         $ 13              $ 4 1/4         $ 3 3/8
         2nd Quarter...................     28               12 3/8            6 3/8           3 7/8
         3rd Quarter...................     27               10 1/4           12 1/8           5 1/4
         4th Quarter...................     15 3/4            9 1/2           16 1/2          10 3/8

The prices above, for 1995, reflect retroactively the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

Item 6.        Selected Financial Data.

Five Year Review
Income Statement Data
(In thousands, except per share amounts)

Years Ended September 30,                          1996        1995        1994       1993        1992
-------------------------                          ----        ----        ----       ----        ----
Sales .......................................   $ 95,570    $ 78,863    $ 62,690   $ 53,002    $ 46,786
Cost of sales ...............................     66,120      54,717      46,986     39,433      34,130
Gross profit ................................     29,450      24,146      15,704     13,569      12,656
Selling and administrative expenses .........     16,679      13,653      13,270     12,094      10,491
Dividend and interest (income) expense, net .       (553)       (167)         65         (3)       (125)
Other expense ...............................       --          --          --          385        --
Income before income taxes ..................     13,324      10,660       2,369      1,093       2,290
Net income ..................................      7,838       6,329       1,375        626       1,326
Per common and common equivalent share (Note)
Primary earnings ............................       1.53        1.33         .32        .16         .37
Weighted average number of shares outstanding      5,118       4,755       4,306      3,841       3,560
Fully diluted earnings ......................       1.53        1.25         .32        .16         .37
Weighted average number of shares outstanding      5,125       5,050       4,307      3,847       3,560
Dividends per share .........................       .094        .066        .045        .08        --

Note - 1995 and prior years have been retroactively restated to reflect the 10% stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

Balance Sheet Data
(In thousands)

September 30,                        1995      1994      1993      1992       1991
-------------                        ----      ----      ----      ----       ----
Working capital ................   $19,359   $10,569   $ 4,673   $ 3,460   $ 6,351
Total assets ...................    64,970    49,737    31,815    28,983    20,708
Long-term debt and capital
      lease obligations - net of
       current portion .........     4,583     3,436     1,805     1,983       411
Stockholders' equity ...........    30,861    22,048    12,865    11,339     9,410

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by data derived from the Company's Consolidated Statements of
Income:

Year Ended September 30,                               1996       1995       1994
------------------------                               ----       ----       ----
Sales ..........................................      100.0%     100.0%     100.0%
Cost of sales ..................................       69.2       69.4       74.9
                                                      -----      -----      -----
Gross profit ...................................       30.8       30.6       25.1
Selling and administrative .....................       17.4       17.3       21.2
Dividend and interest (income) expense, net ....        (.6)       (.2)        .1
                                                      -----      -----      -----
Income before income taxes .....................       14.0      13. 5        3.8
Provision for income taxes .....................        5.8        5.5        1.6
                                                      -----      -----      -----
Net income .....................................        8.2%       8.0%       2.2%

Fiscal Year 1996 Compared to Fiscal Year 1995

Sales in 1996 increased $16.7 million (21%) compared to 1995 principally as a result of a $7.4 million (72%) increase in computer services, a $5.0 million (17%) increase in fulfillment services and a $4.2 million (11%) increase in list marketing. Computer services' increase reflects the revenues related to the $40 million contract to provide computer services through the building of a marketing database for a major non-U.S. communications company. The contract extends through June, 1998, subject to termination under certain circumstances. Revenue is recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for the contract. Initial revenues from this contract were recorded in the last quarter of fiscal 1995. The increase in fulfillment services' sales reflects a 43% increase in continuity services, a 60% increase in outbound telemarketing services partially offset by decreases of 43% in inbound telemarketing revenues and 3% in the catalog fulfillment operation. Full year billings in fiscal 1996 to new customers in fiscal 1995 and increased billings to existing customers contributed to the continuity fulfillment increase. The outbound telemarketing increase primarily resulted from billings under a contract to provide business-to-consumer services for a telecommunications company. Going forward, this service will be provided as an integral part of the customer service function within continuity fulfillment. The decrease in inbound telemarketing is part of the Company's strategic plan to de-emphasize this service. The catalog fulfillment operation decrease includes a 24% decrease in revenues from an existing significant customer. The list marketing increase resulted generally from an expanded customer base and increased volumes with continuing customers.

Gross profit in 1996 increased $5.3 million (22%) compared to 1995. Gross profit, as percentage of sales, was 31% in both fiscal 1996 and 1995. The current year's margin includes the favorable impact from the margin associated with the increased computer services revenues, as described above, offset by the lower margins derived from the catalog fulfillment operation.

Selling and administrative expenses in 1996 increased $3 million (22%) compared to 1995. Selling and administrative expenses, as a percentage of sales, were 17% in both fiscal years. The increase in the amount of these expenses reflects increased expenses associated with the facility expansion at the catalog fulfillment operation, the expenses associated with both the continuity fulfillment and list marketing services' incremental revenues partially offset by the minimal incremental selling and administrative costs associated with the increase in computer services' revenues.

Net dividend and interest income in 1996 increased $386,000 from 1995. Dividend and interest income in 1996 increased $636,000 (180%) from 1995 as a result of a higher level of funds available for reinvestment, partially offset by lower interest rates for much of the current year. Interest expense increased $250,000 in fiscal 1996 compared to 1995 primarily as a result of the $2,532,000 in long-term debt recorded at September 30, 1995 for the future payments required in connection with the acquisition of Catalog Resources, Inc. (CRI) and the $2,500,000 proceeds received in March and June, 1996 in conjunction with a five year term loan entered into by CRI to fund expansion of its warehouse and office facilities. The available line of credit was not used during either fiscal year.

The effective tax rate in 1996 and 1995 was 41%. The provisions for taxes for the two fiscal years reflect relatively normal relationships between book income and taxes thereon.

Net income for 1996 increased 24% compared to 1995 primarily as a result of the profit derived from computer services' increased revenues, improved contribution of the continuity fulfillment operation partially offset by reduced contribution from the catalog fulfillment operation.


Fiscal Year 1995 Compared to Fiscal Year 1994

Sales in 1995 increased $16.2 million (26%) compared to 1994 principally as a result of a $11.5 million (61%) increase in fulfillment services, a $3.9 million (11%) increase in list marketing services and a $.7 million (8%) increase in computer services. The increase in fulfillment services' sales reflects a 150% increase in the catalog fulfillment operation, a 50% increase in the continuity fulfillment operation partially offset by a 64% decline in inbound telemarketing revenues. Increased transaction volume from an existing significant customer was the primary reason for the catalog fulfillment increase. Billings to new customers were the primary reason for the continuity fulfillment increase. The decrease in inbound telemarketing is part of the Company's plan to de-emphasize this service. The list marketing increase resulted generally from an expanded customer base and increased volumes with continuing customers. The computer services' increase reflects the revenues of a new contract, announced September 6, 1995, to provide computer services through the building of a marketing database for a major non-U.S. communications company offset by lower revenues in other areas of computer services. Initial revenues from the new contract were recorded in the last quarter of fiscal 1995.

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

Net dividend and interest income in 1995 increased $233,000 from 1994. Dividend and interest income in 1995 increased $176,000 (98%) from 1994. During the current fiscal year, interest earned on invested funds coupled with higher interest rates more than offset interest expense incurred on both long-term debt and capital lease obligations. The line of credit was not used during the year. In 1994, net interest expense was incurred due to utilizing the line of credit for varying amounts and periods and higher levels of long-term debt and capital lease obligations outstanding.

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


Liquidity and Capital Resources

Working capital at September 30, 1996 increased to $19,359,000 from $10,569,000 at the prior year end. Current assets increased $13,981,000 principally from increases in cash and investments - held-to-maturity. Current liabilities increased $5,191,000 primarily as a result of an increase in deferred revenue and current portion of long-term debt. At September 30, 1996, the ratio of long-term debt and long-term capital lease obligations to equity was .15 to 1.

For the fiscal year ended September 30, 1996, cash generated by operations increased $7,055,000 over such amounts generated in 1995. The increase was primarily attributable to increases in net income of $1,509,000 and in adjustments to net income and changes in operating assets and liabilities of $5,546,000. This increase in adjustments to net income and changes in operating assets was primarily the result of increased depreciation and amortization of $460,000, a decrease in accounts receivable of $5,253,000, a decrease in prepaid expenses and other current assets of $956,000, an increase in income taxes payable of $369,000, an increase in deferred revenue of $911,000 and a decrease in security deposits of $913,000 offset by a decrease in accounts payable of $3,431,000.

Cash used in investing activities increased $13,141,000 over the prior year. This increase was primarily attributed to an increase in investments-held-to-maturity of $10,268,000 and an increase in additions to property and equipment of $2,773,000 primarily for the expansion of warehouse and office facilities at CRI.

During the current fiscal year, funds provided by financing activities increased $2,398,000, primarily as a result of $2,500,000 borrowed under the terms of a five-year term loan to substantially fund the expansion of warehouse and office facilities at CRI. Also contributing to the increase in financing funds were higher receipts from the exercise of stock options and purchases through the Employee Stock Purchase Plan and employment agreements of $174,000 partially offset by higher dividend payments of $141,000.

Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders in cash or stock up to an aggregate of $10,000,000. Under such purchase agreement, the Company will pay $1,012,500 (one-half in cash and one-half in stock) on January 1, 1997 bringing the total payments to that date to $4,937,500. As outlined in Note 2 to the accompanying consolidated financial statements, the present value of the remaining obligation of $6,075,000 was recorded at September 30, 1995 resulting in an increase in goodwill at that date of $4,478,000.

Management believes cash generated from current operations and other liquid assets combined with the available bank credit line and the five-year term loan mentioned above will be sufficient to meet cash flow needs during the 1997 fiscal year, including the payment to former CRI shareholders due January 1, 1997.


Recently Issued Accounting Standards

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

Item 8.        Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
LCS Industries, Inc.
Clifton, New Jersey


We have audited the accompanying consolidated balance sheets of LCS Industries, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LCS Industries, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.




                                        /s/Deloitte & Touche LLP
                                        ------------------------
                                           Deloitte & Touche LLP


Parsippany, NJ
November 4, 1996

                              LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME




For the Years Ended September 30,              1996            1995            1994
                                          ------------    ------------    ------------
Net sales .............................   $ 95,570,436    $ 78,863,443    $ 62,690,115
Cost of sales .........................     66,120,153      54,717,497      46,985,698
                                          ------------    ------------    ------------
Gross profit ..........................     29,450,283      24,145,946      15,704,417
Selling and administrative expenses ...     16,678,548      13,653,493      13,270,090
Other (income) expense:
   Dividend and interest income .......       (990,108)       (354,600)       (178,900)
   Interest expense ...................        437,198         187,461         244,457
                                          ------------    ------------    ------------
Income before income taxes ............     13,324,645      10,659,592       2,368,770
Provision for income taxes ............      5,487,000       4,331,000         994,000
                                          ------------    ------------    ------------
Net income ............................   $  7,837,645    $  6,328,592    $  1,374,770
                                          ============    ============    ============

Per common and common equivalent share:
Primary earnings ......................   $       1.53    $       1.33    $        .32
                                          ============    ============    ============

Fully diluted earnings ................   $       1.53    $       1.25    $        .32
                                          ============    ============    ============

Dividends .............................   $       .094    $       .066    $       .045
                                          ============    ============    ============

                              LCS INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


September 30,                                                           1996            1995
                                                                   -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................   $ 11,893,982    $  8,630,831
   Investments - held-to-maturity ..............................     10,435,026         199,859
   Accounts receivable (less allowance
       for doubtful accounts: 1996 - $627,000
       and 1995 - $624,000) ....................................     24,519,050      23,815,919
   Prepaid expenses and other current assets ...................      1,596,819       1,891,837
   Deferred taxes ..............................................        338,000         263,250
                                                                   ------------    ------------
     Total current assets ......................................     48,782,877      34,801,696
                                                                   ------------    ------------

Investments - available-for-sale, net ..........................        369,722         797,583
Property and equipment, net ....................................      7,549,229       5,222,513
Goodwill (net of accumulated amortization:
    1996 - $519,855 and 1995 - $233,500) .......................      7,567,326       7,853,675
Other assets ...................................................        700,793       1,061,166
                                                                   ------------    ------------
                                                                   $ 64,969,947    $ 49,736,633
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $ 14,726,387    $ 15,105,009
   Accrued salaries and commissions ............................      2,389,837       2,076,999
   Other accrued expenses ......................................      2,513,841       2,352,477
   Income taxes payable ........................................        215,635            --
   Current portion of long-term debt ...........................      1,047,989         567,294
   Current portion of capital lease obligations ................        390,399         516,989
   Deferred revenue ............................................      8,139,767       3,614,331
                                                                   ------------    ------------
     Total current liabilities .................................     29,423,855      24,233,099
                                                                   ------------    ------------

September 30,                                                           1996            1995
                                                                   -------------   ------------
Long-term debt, net of current portion .........................      4,331,542       2,804,790
Capital lease obligations, net of current portion ..............        250,997         631,475
Deferred taxes .................................................        103,000          19,750
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued 1996 - 4,611,487
       shares and 1995 - 4,347,886 shares ......................         46,115          43,479
   Common stock issuable .......................................      1,945,983       2,407,521
   Additional paid-in capital ..................................      7,223,263       5,431,455
   Retained earnings ...........................................     21,887,737      14,451,854
                                                                   ------------    ------------
                                                                     31,103,098      22,334,309
   Less:  treasury stock, at cost, 187,766 shares ..............       (207,953)       (207,953)
          available-for-sale securities valuation adjustment,
             net of deferred income taxes ......................        (34,592)        (78,837)
                                                                   ------------    ------------
     Total stockholders' equity ................................     30,860,553      22,047,519
                                                                   ------------    ------------
                                                                   $ 64,969,947    $ 49,736,633
                                                                   ============    ============

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common Stock
                                     $.01  Par Value           Common         Additional                          Treasury Stock-
                               ------------------------         Stock          Paid-In        Retained                at Cost
Balance                          Shares         Amount         Issuable        Capital        Earnings          Shares      Amount
                               ------------------------    ------------    ------------    ------------         -------------------
October 1, 1993 .........      1,863,555   $     18,635    $    831,136    $  1,991,957    $  8,704,995         187,766   ($207,953)

Acquisition of Catalog
  Resources, Inc. .......
  Common stock issued ...         26,172            262        (187,793)        187,531            --              --          --
  Change in present value
    of future stock
    distributions, net ..           --             --           324,445            --              --              --          --
Exercise of stock options         19,250            193            --            79,870            --              --          --
Stock purchased through
  Employee Stock ........            360              3            --             2,139            --              --          --
Purchase Plan
Dividends paid ..........           --             --              --              --          (166,829)           --          --
Valuation adjustment ....           --             --              --              --              --              --          --
Net income ..............           --             --              --              --         1,374,770            --          --
                               ---------   ------------    ------------    ------------    ------------         -------   ---------
September 30, 1994 ......      1,909,337         19,093         967,788       2,261,497       9,912,936         187,766    (207,953)
                               ---------   ------------    ------------    ------------    ------------         -------   ---------

Acquisition of Catalog
  Resources, Inc. .......
  Common stock issued ...         63,613            636        (506,250)        505,614            --              --          --
  Present value of future
    stock distributions .           --             --         1,945,983            --              --              --          --
Exercise of stock options        127,230          1,273            --           651,260            --              --          --
Stock dividend - 10% ....        179,929          1,799            --         1,527,597      (1,529,396)           --          --
Stock dividend - 100% ...      2,061,087         20,611            --           (20,611)           --              --          --
Stock purchased through
  Employee Stock
Purchase Plan
  and employment ........          6,690             67            --            80,098            --              --          --
agreements
Dividends paid ..........           --             --              --              --          (260,278)           --          --
Valuation adjustment ....           --             --              --              --              --              --          --
Tax benefit of exercise
of
  stock options .........           --             --              --           426,000            --              --          --
Net income ..............           --             --              --              --         6,328,592            --          --
                               ---------   ------------    ------------    ------------    ------------         -------   ---------
September 30, 1995 ......      4,347,886         43,479       2,407,521       5,431,455      14,451,854         187,766    (207,953)
                               ---------   ------------    ------------    ------------    ------------         -------   ---------

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued)

                                           Available-for-
                                          Sale Securities
                                             Valuation
                                             Adjustment        Total
                                             ----------        -----
October 1, 1993 ........................   $          0    $ 11,338,770

Acquisition of Catalog
  Resources, Inc. ......................
  Common stock issued ..................           --              --
  Change in present value
    of future stock
    distributions, net .................           --           324,445
Exercise of stock options ..............           --            80,063
Stock purchased through
  Employee Stock .......................           --             2,142
Purchase Plan
Dividends paid .........................           --          (166,829)
Valuation adjustment ...................        (87,969)        (87,969)
Net income .............................           --         1,374,770
                                          -------------    ------------
September 30, 1994 .....................        (87,969)     12,865,392
                                          -------------    ------------

Acquisition of Catalog
  Resources, Inc. ......................
  Common stock issued ..................           --              --
  Present value of future
    stock distributions ................           --         1,945,983
Exercise of stock options ..............           --           652,533
Stock dividend - 10% ...................           --              --
Stock dividend - 100% ..................           --              --
Stock purchased through
  Employee Stock
Purchase Plan
  and employment .......................           --            80,165
agreements
Dividends paid .........................           --          (260,278)
Valuation adjustment ...................          9,132           9,132
Tax benefit of exercise
of
  stock options ........................           --           426,000
Net income .............................           --         6,328,592
                                          -------------    ------------
September 30, 1995 .....................        (78,837)     22,047,519
                                          -------------    ------------

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued)
                                     Common   Stock
                                     $.01  Par Value           Common         Additional                          Treasury Stock-
                               ------------------------         Stock          Paid-In        Retained                at Cost
Balance                          Shares         Amount         Issuable        Capital        Earnings          Shares      Amount
                               ------------------------    ------------    ------------    ------------         -------------------

September 30, 1995 ......      4,347,886         43,479       2,407,521       5,431,455      14,451,854         187,766    (207,953)
                               ---------   ------------    ------------    ------------    ------------         -------   ---------

Acquisition of Catalog
  Resources, Inc. .......
  Common stock issued ...         34,621            346        (461,538)        461,192            --              --          --
Exercise of stock options        216,903          2,169            --           617,504            --              --          --
Stock Dividend - ........            360              4            --               251            --              --          --
converted shares
Stock purchased through
  Employee Stock
Purchase Plan
  and employment ........         11,717            117            --           153,861            --              --          --
agreements
Dividends paid ..........           --         (401,762)           --              --
Valuation adjustment, net           --             --              --              --              --              --          --
Tax benefit of exercise
of
  stock options .........           --             --              --           559,000            --              --          --
Net income ..............           --             --              --              --         7,837,645            --          --
                               ---------   ------------    ------------    ------------    ------------         -------   ---------
September 30, 1996 ......      4,611,487   $     46,115    $  1,945,983    $  7,223,263    $ 21,887,737         187,766   ($207,953)
                               ---------   ------------    ------------    ------------    ------------         -------   ---------

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued)

                                           Available-for-
                                          Sale Securities
                                             Valuation
                                             Adjustment        Total
                                             ----------        -----
September 30, 1995 .....................        (78,837)     22,047,519

Acquisition of Catalog
  Resources, Inc. ......................
  Common stock issued ..................           --              --
Exercise of stock options ..............           --           619,673
Stock Dividend - .......................           --               255
converted shares
Stock purchased through
  Employee Stock
Purchase Plan
  and employment .......................           --           153,978
agreements
Dividends paid .........................           --          (401,762)
Valuation adjustment, net ..............         44,245          44,245
Tax benefit of exercise
of
  stock options ........................           --           559,000
Net income .............................           --         7,837,645
                                          -------------    ------------
September 30, 1996 .....................   ($    34,592)   $ 30,860,553
                                          -------------    ------------

See Notes to Consolidated Financial Statements

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30,                                                   1996                1995               1994
                                                                               ------------        ------------        -------------
Increase  (Decrease)  in cash and cash  equivalents
  Cash flows  from  operating activities:

   Net income ..........................................................       $  7,837,645        $  6,328,592        $  1,374,770
   Adjustments  to  reconcile  net  income  to net cash
   provided  by  operating activities:
       Depreciation and amortization ...................................          2,321,718           1,861,883           1,598,746
       Deferred income taxes ...........................................            (21,000)            (95,000)            194,000
       Provision for doubtful accounts receivable ......................             65,000             121,625             160,487
       Gains on sales of equipment .....................................               --                (9,750)               --
       Gain on sale of available-for-sale securities, net ..............             (1,046)               --                  --
                                                                               ------------        ------------        ------------
       Total adjustments ...............................................          2,364,672           1,878,758           1,953,233
   Changes in operating assets and liabilities:
       Accounts receivable .............................................           (768,131)         (6,021,005)         (2,285,043)
       Prepaid expenses and other current assets .......................            295,018            (660,616)            157,678
       Accounts payable and accrued expenses ...........................            347,847           3,778,404           3,126,932
       Income taxes payable ............................................            215,635            (153,803)            147,737
       Deferred revenue ................................................          4,525,436           3,614,331                --
       Security deposits ...............................................            331,262            (581,846)             36,700
       Other, net ......................................................             29,111             (58,976)             24,503
                                                                               ------------        ------------        ------------
       Total adjustments and changes ...................................          7,340,850           1,795,247           3,161,740
                                                                               ------------        ------------        ------------
        Net cash provided by operating activities ......................         15,178,495           8,123,839           4,536,510
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Borrowings ......................................................          2,500,000                --             1,350,000
       Repayments ......................................................         (1,251,888)         (1,117,273)         (3,802,210)
   Dividends paid ......................................................           (401,507)           (260,278)           (166,829)
   Exercise of stock options ...........................................          1,178,673           1,078,533              80,063
   Employee Stock Purchase Plan and employment
       agreement proceeds ..............................................            153,978              80,165               2,142
                                                                               ------------        ------------        ------------
   Net cash (used in) provided by financing activities .................          2,179,256            (218,853)         (2,536,834)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
   Additions to property and equipment .................................         (4,362,085)         (1,589,400)         (1,500,548)
   Net (purchases) sales of investments-held-to-maturity ...............         (9,732,515)            535,068             125,823
   Proceeds from sales of equipment ....................................               --               100,688                --
                                                                               ------------        ------------        ------------
   Net cash used in investing activities ...............................        (14,094,600)           (953,644)         (1,374,725)
                                                                               ------------        ------------        ------------
Continued on next page.

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued from previous page.

For the Years Ended September 30,                                                   1996                1995               1994
                                                                               ------------        ------------        -------------

Cash and cash equivalents:
   Net increase in cash and cash equivalents ...........................          3,263,151           6,951,342             624,951
   Cash and cash equivalents at beginning of year ......................          8,630,831           1,679,489           1,054,538
                                                                               ------------        ------------        ------------
   Cash and cash equivalents at end of year ............................       $ 11,893,982        $  8,630,831        $  1,679,489
                                                                               ============        ============        ============

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
       Interest                                                                $    219,000        $    153,000        $    264,000
       Income taxes                                                            $  4,261,000        $  4,637,000        $    652,000

Supplemental disclosures of non-cash investing and financing activities:

   Acquisition of business:
       Fair value of assets acquired                                           $       ---         $  4,478,091        $    648,890
       Issuance of debt                                                                ---           (2,532,108)           (324,445)
       Common stock issuable                                                           ---           (1,945,983)           (324,445)
                                                                               ------------        ------------        ------------
       Liabilities assumed                                                     $       ---         $       ---         $        ---
                                                                               ============        ============        ============

       For the years ended September 30, 1996, 1995 and 1994, $461,538, $506,250 and $187,793 of common stock issuable was converted into 34,621, 139,948 and 57,578 shares, respectively, of the Company's common stock in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.

   Capital lease obligations:
       For the year ended September 30, 1995 and 1994, capital lease obligations of $216,000, and $162,000, respectively, were incurred for the leasing of equipment. There were no capital lease obligations entered into during the year ended September 30, 1996.

   Valuation adjustment:
       For the year ended September 30, 1996, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $44,245, net of deferred income taxes. A similiar adjustment of $9,132, net of deferred income taxes, was made at September 30, 1995.

   Stock Dividends:
       On January 5, 1996, 360 shares of the Company's common stock were paid as dividends upon exchange of 150 shares of the Company's "old" common stock.

       On January 31, 1995, 179,929 shares of the Company's common stock were paid as a 10% stock dividend.

       On October 24, 1995, 2,061,087 shares of the Company's common stock were issued as a result of a 2 for 1 stock split paid as a 100% stock dividend. The September 30, 1995 financial statements reflect this stock split.



                 See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies


A - Business and Consolidation - The consolidated financial statements include the accounts of LCS Industries, Inc. (the "Company") and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company provides outsourced direct marketing services and specializes in fulfillment, list marketing and computer services. The Company's services are performed within the United States and Canada except for a computer services contract with a non-U.S.
communications company.

B - Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are made when accounting for allowance for doubtful accounts, sales adjustments, depreciation and amortization, carrying value of goodwill, costs to complete long-term contracts which are accounted for using the percentage-of-completion method of accounting, taxes and contingencies.

C - Cash and cash equivalents - Cash and cash equivalents include short-term cash investments with maturities of three months or less at date of acquisition. Such investments are carried at cost, which approximates market, and amounted to $9,835,000 and $7,606,000 at September 30, 1996 and 1995, respectively.

D - Investments - The Company records its investments based on the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the provisions of this Statement, the Company has classified its investments in debt securities into held-to-maturity, trading or available-for-sale based upon management's intent with respect to such investments and the Company's ability to so hold. Equity securities are classified as available-for-sale or trading depending on management's intent. Market values are based on publicly quoted market prices.

E - Property and equipment - Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated serviceable lives of the respective assets or the initial or remaining terms of leases. Leasehold improvements are amortized, using the straight-line method, over the shorter of the estimated useful life of the asset or the life of the lease.

F - Goodwill - Represents the unamortized excess cost of acquiring Catalog Resources, Inc. over the fair value of the net assets received at the acquisition date. This asset is being amortized on the straight-line basis over 30 years. The consolidated statements of operations for the fiscal years ended September 30, 1996, 1995 and 1994 include goodwill amortization of $286,355, $123,500 and $51,000, respectively. The Company regularly assesses the recoverability of goodwill.

G - Revenue recognition - Sales and related cost of sales are recognized when services are performed. Revenues under long-term consulting contracts are recognized based on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for each contract. Deferred revenue represents billings in excess of revenues recognized as sales.

H - Income taxes - The Company records income taxes based on the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes". This statement required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

I - Earnings Per Common Share - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the year. Stock options are common stock equivalents. For the years ended September 30, 1996, 1995 and 1994, the weighted average number of shares used in determining primary earnings per common share was 5,118,085, 4,755,365 and 4,306,009, respectively. For the same periods, the weighted average number of shares used in determining fully diluted earnings per common share was 5,124,568, 5,049,958 and 4,307,184, respectively. Fully diluted earnings per common share is presented due to the effect of dilution resulting from outstanding options calculated using the year end stock market price (such market price is higher than the average quarterly price used in computing primary earnings per common share).

The weighted average shares used in the computations of fiscal years 1996, 1995 and 1994 primary and fully diluted earnings per share include the shares issuable in accordance with the agreement, as amended, relating to the acquisition of Catalog Resources, Inc. The weighted average shares used in the computations of fiscal 1995 and 1994 primary and fully diluted earnings per share have been restated to reflect the 10% stock dividend paid January 31, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995. Other references to shares and per share data, as appropriate, reflect the effects of these stock dividends.

J - Reclassifications - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

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

Effective August 1, 1994, the purchase agreement was amended to limit to $8,100,000 the aggregate amount of additional purchase consideration to be paid in addition to the $1,900,000 paid at such date. The additional amount to be paid is based upon the operating performance of CRI over the eight year period beginning October 1, 1993. Based upon CRI's earnings for each fiscal year ending on September 30, a maximum annual payment of $1,012,500 is payable in January of the following year, which amount is subject to a dollar-for-dollar reduction based on CRI's operating results. Such payments are calculated separately for each year. Each payment will consist of 50 percent in cash and 50 percent in common stock of the Company with the maximum number of shares to be delivered under the purchase agreement, as amended, not to exceed 660,000 shares. The portion of these payments not made in stock is payable in cash. The number of shares to be issued will be based on the market value, as defined, of the common stock at the future payment dates. Based on the terms of the amended agreement and the achievement of the required operating results for the preceding fiscal year, payments of $1,012,500, one half in cash and one half in stock, were made on January 1, 1995 and 1996. As of September 30, 1996, 499,525 shares had been delivered under the provisions of the purchase agreement, as amended.

As a result of the operating results achieved for the fiscal year ended September 30, 1995, the September, 1995 signing of a two year extension of a contract to provide fulfillment services to a significant customer, forecasted operating results for the 1996 fiscal year and the evaluation of anticipated future operating results beyond fiscal 1996, it was considered probable at September 30, 1995 that future CRI earnings levels would be attained which would require the maximum future payments of $6,075,000 to be made. As a result, the present value (interest at 8.75%) of those payments was recorded at September 30, 1995; $2,532,108 as long-term debt and $1,945,983 as common stock issuable, with a corresponding increase in goodwill. The common stock issuable amount reflects the maximum number of shares (660,000 less those shares issued and delivered prior to September 30, 1995) issuable under the terms of the purchase agreement, as amended, based on the market price of the Company's common stock at September 30, 1995. This amount is subject to adjustment, based on the future movements in the market price of the Company's common stock. No adjustment was recorded during the current fiscal year. Based on the operating results for the fiscal year ended September 30, 1996, the January 1, 1997 scheduled payment of $1,012,000 will be paid.

Note 3 - Investments

During the years ended September 30, 1996 and 1995, the valuation account related to the available-for-sale marketable securities portfolio was adjusted to reflect increases in market values of $44,245 and $9,132, respectively, net of deferred taxes.

The following table sets forth the components of investments held at September 30, 1996:

                                                                     Unrealized
                                                           Market      Holding
Available-for-sale:                           Cost         Value        Loss
-------------------                           ----         -----        ----
U.S. Government due January 31, 1999    $    24,996   $    24,375   $      (621)
Equity securities ...................       402,318       345,347       (59,971)
                                        -----------   -----------   -----------
Total ...............................   $   427,314   $   369,722   $   (57,592)
                                        ===========   ===========   ===========

Held-to-maturity:

Commercial paper-various issues .....   $10,435,026   $10,435,026   $         0
                                        -----------   -----------   -----------

During the year ended September 30, 1996, proceeds from redemptions of investments were $702,511 resulting in a realized gain of $1,046. The Company uses specific identification for securities sold.

The following table sets forth the components of investments held at September 30, 1995:

                                                                      Unrealized
                                                             Market     Holding
Available-for-sale:                                Cost       Value       Loss
-------------------                                ----       -----       ----
U.S. Government due January 31, 1999 ......   $  24,996   $  24,260   $    (736)
Equity securities .........................     903,924     773,323    (130,601)
                                              ---------   ---------   ---------
Total .....................................   $ 928,920   $ 797,583   $(131,337)
                                              =========   =========   =========

Held-to-maturity:

U.S. Government due May 15, 1996 ..........   $ 199,859   $ 199,020   $    (839)
                                              ---------   ---------   ---------

During the year ended September 30, 1995, proceeds from redemptions of investments were $540,000. No realized gains or losses resulted from the redemption of these securities.

Note 4 - Allowance for Doubtful Accounts

Activity in the Allowance for Doubtful Accounts for the three years ended September 30, 1996 includes:

Year Ended September 30,                      1996          1995          1994
------------------------                      ----          ----          ----
Balance at beginning of year .........    $ 624,000     $ 585,000     $ 560,000
Additions - charged to expense .......       65,000       121,625       160,467
Deductions ...........................      (62,000)      (82,625)     (135,467)
                                          ---------     ---------     ---------
Balance at end of year ...............    $ 627,000     $ 624,000     $ 585,000
                                          ---------     ---------     ---------

Note 5 - Property and Equipment

The components of property and equipment include:

September 30,                                              1996          1995
-------------                                              ----          ----
Furniture and fixtures .............................   $ 2,845,137   $ 1,979,289
Leasehold improvements .............................     2,093,435     1,619,583
Computer equipment .................................     6,828,373     5,792,492
Computer equipment under capital leases ............     1,915,567     1,915,567
Other equipment ....................................     3,616,807     1,629,411
                                                       -----------   -----------
                                                        17,299,319    12,936,342
Less:  Accumulated depreciation and amortization ...     9,750,090     7,713,829
                                                       -----------   -----------
                                                       $ 7,549,229   $ 5,222,513
                                                       -----------   -----------

Depreciation and amortization charged to operations was $ 2,035,000, $1,738,000, and $1,547,000 for 1996, 1995 and 1994, respectively.


Note 6 - Unsecured Line of Credit

The Company has available a $3,000,000 unsecured bank line of credit bearing interest at the bank's base rate (8.25% at September 30, 1996). The line of credit expires March 31, 1997. During fiscal years 1996 and 1995, the line of credit was not used.

Note 7 - Long-Term Debt

Long-term debt consists of:

September 30,                                            1996            1995
-------------                                            ----            ----
Payable to former shareholders of CRI ..........      $2,784,375      $2,993,646
Notes payable to banks .........................       2,595,156         378,438
                                                      ----------      ----------
                                                       5,379,531       3,372,084
Less: Current portion ..........................       1,047,989         567,294
                                                      ----------      ----------
                                                      $4,331,542      $2,804,790
                                                      ----------      ----------

See Note 2 for a description of the amounts due to the former shareholders of CRI.

Notes payable to banks consist of one note for a five year term loan payable through December 15, 1998 with interest at 6.9%. The loan is secured by certain equipment located at CRI with a net book value of $261,604 as of September 30, 1996. A second note is for a five year term loan payable through June 27, 2001 with interest at 7.99%. This loan is secured by certain equipment located at CRI with a net book value at September 30, 1996 of $2,417,997. CRI must continue to meet a financial ratio test and maintain net worth of at least $5,000,000 after September 30, 1996. The Company has guaranteed the repayment of this loan.

Maturities of long-term debt include:

                    Fiscal Year Ended
                      September 30,                              Amount
                      -------------                              ------
                           1997                              $ 1,047,989
                           1998                                1,054,143
                           1999                                  974,205
                           2000                                  946,717
                           2001                                  698,454
                       Thereafter                                658,023
                                                             -----------
Total long-term debt                                         $ 5,379,531
                                                             ===========

Note 8 - Provision for Income Taxes

The provision for income taxes is comprised of the following:

Year Ended September 30,                                1996           1995           1994
------------------------                                ----           ----           ----
Current
      Federal ...................................   $ 4,292,000    $ 3,471,000    $   636,000
      State .....................................     1,216,000        955,000        164,000
                                                    -----------    -----------    -----------
        Total provision for current income taxes      5,508,000      4,426,000        800,000
                                                    -----------    -----------    -----------

Deferred
      Federal ...................................       (22,000)       (85,000)       146,000
      State .....................................         1,000        (10,000)        48,000
                                                    -----------    -----------    -----------
        Total provision for deferred income taxes       (21,000)       (95,000)       194,000
                                                    ===========    ===========    ===========
        Total provision for income taxes ........   $ 5,487,000    $ 4,331,000    $   994,000
                                                    ===========    ===========    ===========


The total provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

Year Ended September 30,                              1996           1995           1994
------------------------                              ----           ----           ----
Federal income tax at statutory rate ..........   $ 4,564,000    $ 3,624,000    $   806,000
State income taxes - net of federal tax benefit       791,000        619,000        134,000
Non-deductible expenses .......................       148,000         85,000         39,000
Non-taxable income ............................       (16,000)       (15,000)       (21,000)
Other .........................................          --           18,000         36,000
                                                  -----------    -----------    -----------
        Total provision for income taxes ......   $ 5,487,000    $ 4,331,000    $   994,000
                                                  ===========    ===========    ===========

The components of deferred income tax assets and liabilities include:

September 30,                                                               1996                                 1995
-------------                                                  --------------------------------      -------------------------------
                                                               Net Current      Net Non-current      Net Current     Net Non-current
                                                                  Asset            Liability            Asset           Liability
                                                               --------------------------------      -------------------------------
Property and equipment ..............................          $    --            $ 127,000           $    --           $  72,250
Allowance for doubtful accounts .....................            256,000               --               249,000              --
Unrealized holding loss on
      marketable securities .........................               --              (24,000)               --             (52,500)
Vacation accrual ....................................             82,000               --                48,000              --
Change to accrual accounting for CRI ................               --                 --               (33,750)             --
                                                               ---------          ---------           ---------         ---------
        Total .......................................          $ 338,000          $ 103,000           $ 263,250         $  19,750

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

The Company also has a non-qualified Non-Employee Directors Stock Option Plan. The aggregate number of shares which may be issued under the Directors Plan is 220,000. Each non-employee director, who has been a non-employee director at all times during the fiscal year, shall be granted an option to purchase 5,000 shares of the common stock on the fifth business day following the public release of the Company's annual earnings for any fiscal year in which sales and net income per share of common stock increase by more than 5% over the prior fiscal year. Options granted under this Plan are based on the market value on the date of grant. At September 30, 1996, 32,000 options have been granted under this plan at prices of $3.525 and $16.00 per share. During fiscal 1996, 9,800 options were exercised, 10,600 options were cancelled and, at September 30, 1996, 1,000 options were exercisable. Based on 1996's results, options covering 5,000 shares are issuable.

Non-employee directors have been granted non-qualified options, at fair market value on the date of grant, to purchase 65,000 shares of the Company's common stock at prices of $2.045 to $5.375 per share. At September 30, 1996, 4,400 options were exercisable. During the current year, 9,500 options were exercised and 5,500 options were cancelled.

During the year ended September 30, 1995, certain officers of the Company were issued non-qualified options to purchase 75,000 shares of the Company's common stock at a price of $5.75 per share (100% of fair market value). Of the total options granted, options covering 35,400 shares represent the excess over 1% of the voting outstanding shares at the date of grant. In March, 1996, the Company was advised that, in accordance with Schedule D of The Nasdaq Stock Market(sm) bylaws, the granting of such options in excess of 1% of the Company's outstanding shares of common stock requires shareholder approval. The Company has restricted the exercisability of these options until shareholder approval can be obtained at the 1997 stockholders' meeting.

The following schedule sets forth the activity under the 1983 Incentive Stock Option Plan for the years ended September 30, 1996, 1995 and 1994. Granting of options under this plan ceased in May, 1994.

Incentive options                             Number        Option Price
-----------------                             ------        ------------
September 30, 1993 .....................     397,810     $   2.75 - $   8.25
Exercised ..............................     (19,250)    $   3.25 - $   4.50
Expired or cancelled ...................      (3,500)    $   7.50 - $   9.25
                                            --------     -------------------
Outstanding September 30, 1994 .........     375,060     $   2.75 - $   8.25
Exercised ..............................    (120,767)    $   3.46 - $   7.50
Expired or cancelled ...................      (3,849)
Stock dividend - 10% ...................      32,506     $   2.50 - $   7.50
Stock dividend - 100% ..................     282,950     $   1.25 - $   3.75
                                            --------     -------------------
Outstanding September 30, 1995 .........     565,900     $   1.25 - $   3.75
Exercised ..............................    (165,200)    $   2.05 - $   3.41
                                            --------     -------------------
Outstanding September 30, 1996 .........     400,700     $   1.25 - $   3.41
                                            --------     -------------------
Exercisable September 30, 1996 .........     356,700     $   1.25 - $   3.41
                                            --------     -------------------

The following schedule sets forth the activity of the 1993 Incentive Stock Option Plan for the years ended September 30, 1996, 1995 and 1994.

Incentive options                           Number         Option Price
-----------------                           ------         ------------

Granted in 1994 ......................       83,000      $    5.00- $   7.75
                                          ---------      -------------------
Outstanding September 30, 1994 .......       83,000      $    5.00- $   7.75
Granted ..............................      211,600      $    7.36- $  33.69
Exercised ............................       (6,463)     $    4.55- $   5.91
Expired or cancelled .................      (19,250)     $    4.55- $   5.91
Stock dividend - 10% .................        8,300      $    4.55- $   7.05
Stock dividend - 100% ................      277,187      $    2.88- $  16.85
                                          ---------      -------------------

Outstanding September 30, 1995 .......      554,374      $    2.88- $  16.85
Granted ..............................      110,000                 $  15.50
Exercised ............................      (32,403)     $    2.88- $   5.75
Expired or Cancelled .................      (23,998)     $    2.96- $   5.75
                                          ---------      -------------------
Outstanding September 30, 1996 .......      607,973      $    2.88- $  16.85
                                          ---------      -------------------
Exercisable September 30, 1996 .......      337,775      $    2.96- $  16.85
                                          ---------      -------------------
Available for grant September 30, 1996    1,539,198
                                          ---------

Note 10 - 1994 Employee Stock Purchase Plan and Employment Agreements

At the annual meeting of stockholders in March, 1994, the 1994 Employee Stock Purchase Plan was adopted. The Plan provides eligible employees of the Company and its subsidiaries the opportunity to acquire up to 300,000 shares of common stock. Purchases are made on a monthly basis through payroll deductions of 1% to 10% of eligible compensation. Shares are offered at a 15% discount from the closing price on the last trading date of each month with no brokerage commissions. Participation in the Plan began September 1, 1994. For the years ended September 30, 1996, 1995 and 1994, share purchased total 9,968, 13,552 and 792, respectively.

Employment agreements with officers of a subsidiary include the provision for the quarterly purchase of the Company's common stock to the extent of 5% of any bonus earned, as defined. Shares are offered at a discount from the quarter end closing market price of the common stock. During fiscal years 1996 and 1995, a total of 1,749 and 143 shares, respectively, were purchased under these agreements.


Note 11 - Employee Retirement Savings Plan (401K)

The Company sponsors a tax deferred retirement savings plan which permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. The plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended September 30, 1996, 1995 and 1994.

The Company matches employees' contributions to a maximum of 25% of the employee's first 6% contributed. During the period January 1, 1996 to June 30, 1996, the Company's matching contributions were temporarily increased to 35% of eligible employee contributions. Matching contributions charged to expense were $196,000, $154,000 and $128,000 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.


Note 12 - Operating and Capital Lease Commitments

The Company and its subsidiaries lease certain properties, equipment and software under noncancellable long-term leases, both operating and capital, which expire at various dates. Certain of the leases on real estate require the payment of real estate taxes. Minimum rentals under the leases are as follows:

                                             Fiscal Year            Capital Leases             Operating Leases
                                             -----------            --------------             ----------------
                                                 1997                  $ 427,091                $  2,602,130
                                                 1998                    256,071                   2,367,622
                                                 1999                        126                   1,961,075
                                                 2000                                              1,608,752
                                                 2001                                              1,171,788
                                             Thereafter                                            3,990,101
                                                                       ---------                ------------
                                                                         683,288                $ 13,701,468
Less: Imputed interest                                                    41,892
                                                                       ---------
Present value of capital lease obligations                             $ 641,396
                                                                       ---------

Real estate, equipment and software operating lease costs include:

Year Ended September 30,                 1996            1995            1994
------------------------                 ----            ----            ----
Real estate ....................      $2,324,323      $1,227,000      $1,120,000
Equipment and software .........         788,173         774,000       1,159,000
                                      ----------      ----------      ----------
    Total ......................      $3,112,496      $2,001,000      $2,279,000
                                      ----------      ----------      ----------


Note 13 - Commitments and Contingencies

The Company is involved in various legal claims and disputes that are normal and incidental to the Company's business. In the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from such claims and disputes would not have a material effect on the Company's financial statements.

At September 30, 1996, the Company and its subsidiaries have employment agreements with certain of their officers with terms expiring at various times through September 30, 2002, which provide for aggregate future minimum compensation of $2,770,000. Certain of these agreements also provide for commissions and bonuses based on results of the respective subsidiary's operations.

During the current fiscal year, one of the Company's subsidiaries had in effect a $500,000 standby letter of credit agreement securing the timely payments, by the subsidiary, of amounts owing to a customer. No claims were made against this agreement during the year. The fair value of the standby agreement approximates the cost of the agreement.


Note 14 - Major Customers

For the year ended September 30, 1996, revenues recognized under the contract to provide computer services to a non-U.S. communications company amounted to 14% of consolidated sales. For the year ended September 30, 1995, sales to another significant customer amounted to 11% of consolidated sales.


                                   * * * * * *


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                     None.

                                    Part III


Item 10. Directors, Executive Officers and Significant Employees of the Registrant.

               The information appearing in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

               The following is a list as of November 29,1996, showing the names and ages of all principal executive officers and significant employees of the Company and its subsidiaries, all positions and offices with the Company held by each of them and the year from which each said office has been continuously held. All executive officers are elected annually and hold office at the pleasure of the Company's Board of Directors.

                                                              Position with the Company
Name                                        Age               and Date from which Held
----                                        ---               ------------------------
Arnold J. Scheine..........                  58               President and Director-1969

Marvin Cohen................                 62               Senior Vice President and Secretary-1981,
                                                              Director-1969

Pat R. Frustaci..............                42               Vice President - Finance, Chief Financial Officer,
                                                              Treasurer and Assistant Secretary - 1995

Charlotte Griffiths..........                54               Vice President - Administration 1995
                                                              Vice President - 1985

James E. Quinlan.........                    58               Controller-1988

William Rella.................               54               President - Fulfillment Services - 1994

Gerry King.....................              47               President - Catalog Resources, Inc. - 1993

Lon Mandel...................                41               President and Chief Operating Officer - The SpeciaLISTS
                                                              Ltd. - 1987

Phyllis Stein...................             44               President - List Brokerage Division, The SpeciaLISTS
                                                              Ltd. - 1987

               All executive officers of the Company and other significant employees, other than Mr. King and Mr. Frustaci, have, as their principal occupations, been employed in positions as officers with the Company or its subsidiaries for more than the last five years. Prior to joining the company, Mr. King was President of Catalog Resources, Inc. prior to its acquisition by the Company from July 1, 1988 to March 31, 1993. Mr. Frustaci was Chief Executive Officer of Turn-Key Solutions, Inc. in 1991, an independent consultant providing financial and system consulting services during 1992 and 1993 and was Vice President and Chief Financial Officer for Image Business Systems, Inc. during 1994.

               Based solely upon a review of Forms 3 and 4 and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during its fiscal year ended September 30, 1996, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, there was no officer, director or 10% stockholder of the Company who failed to file, on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, during such fiscal year or prior fiscal years, except for one officer. Such person was Kathryn Barber, former President of the Outbound Telemarketing Services Division, who filed, however, not on a timely basis, three Form 4's relating to her beneficial sale of 13,200 shares of Common Stock.

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

                                    Part IV.


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               (a)1.         Financial Statements

                             Report of Deloitte & Touche  LLP on
                             Financial Statements

                             Consolidated Statements of Income
                             for the Years Ended September 30,
                             1996, 1995 and 1994

                             Consolidated Balance Sheets as
                             of September 30, 1996 and 1995

                             Consolidated Statements of Changes
                             in Stockholders' Equity for the
                             Years Ended September 30, 1996,
                             1995 and 1994

                             Consolidated Statements of Cash Flows
                             for the Years Ended September 30,
                             1996, 1995 and 1994

                             Notes to Consolidated Financial Statements

               (a)2.         Financial Statement Schedules

               Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               Exhibits


(a)3           3.1       Restated Certificate of Incorporation of the Company(1)

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

               10.5 The Bank of New York line of credit commitment letter dated July 15, 1996

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

               10.12 Employment agreement between Arnold J. Scheine and LCS Industries, Inc. (13)

               10.13 Employment agreement between Arnold J. Scheine and LCS Industries, XXX (a group company). (14)

               11        Computation of Earnings per Share and Common Equivalent
                         Share

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

                         (5)  Incorporated   by  reference  to  Exhibit  to  the
                              Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-12329.

                         (6)  Incorporated   by  reference  to  Exhibit  to  the
                              Company's Current Report on Form 8-K dated April 1, 1993, File No. 0-12329.

                         (7)  Incorporated   by  reference  to  Exhibit  to  the
                              Company's Registration Statement on Form S-8, Registration No. 33-83058.

                         (8)  Incorporated   by  reference  to  Exhibit  to  the
                              Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, File No. 0-12329.

                         (9)  Incorporated   by  reference  to  Exhibit  to  the
                              Company's Current Report on Form 8-K dated January 18, 1994, File No. 0-12329.

                         (10) Incorporated   by  reference  to  Exhibit  to  the
                              Company's   Current   Report  on  Form  8-K  dated
                              September 13, 1994, File No. 0-12329.

                         (11) Incorporated   by  Reference  to  Exhibit  to  the
                              Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, File No. 0-12329.

                         (12) Incorporated   by  Reference  to  Exhibit  to  the
                              Company's   Current   Report  on  Form  8-K  dated
                              September 1, 1995, File No. 0-12329.

                         (13) Incorporated   by  Reference  to  Exhibit  to  the
                              Company's Current Report on Form 10Q/A-1 dated August 8, 1996, File No. 0-12329.

                         (14) Incorporated   by  Reference  to  Exhibit  to  the
                              Company's Current Report on Form 10Q/A-1 dated August 8, 1996, File No. 0-12329.



(b)            Reports on Form 8-K

                         LCS Industries, Inc. did not file any Forms 8-K during the last quarter of its fiscal year ended September 30, 1996.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LCS INDUSTRIES, INC.


                                           By:/s/Arnold J. Scheine
                                              --------------------
                                                 Arnold J. Scheine
                                                 President


Date:          December 18, 1996

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 18, 1996.

Signature                                     Title
---------                                     -----

/s/Arnold J. Scheine        President (Principal Executive Officer) and Director
--------------------
Arnold J. Scheine


/s/Pat R. Frustaci          Vice President - Finance, Chief Financial Officer,
------------------          Treasurer and Assistant Secretary (Principal
Pat R. Frustaci             Accounting Officer)


/s/Marvin Cohen             Senior Vice President, Secretary and Director
---------------
Marvin Cohen


/s/Joseph R. Barbaro        Director
--------------------
Joseph R. Barbaro


/s/Bernard Ouziel           Director
-----------------
Bernard Ouziel

                              LCS INDUSTRIES, INC.

                           Commission File No. 0-12329


                                     -------


                           Annual Report on Form 10-K

                                     for the

                      Fiscal Year Ended September 30, 1996




                                 E X H I B I T S

INDEX TO EXHIBITS


     Exhibit
      No.                                Description
      ---                                -----------


     10.5                      The Bank of New York line of
                               credit commitment letter dated
                               July 15, 1996

     11                        Computation of Earnings Per
                               Share and Common Equivalent
                               Share

     22                        List of Subsidiaries

     23                        Consent of Deloitte & Touche LLP