Form 10-Q
period 1996-12-31
LCS INDUSTRIES INC
filed 1997-02-12
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of February 3, 1997, was 4,648,753.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I                       FINANCIAL INFORMATION

Item 1.               Financial Statements


                      Consolidated Balance Sheets
                      As of December 31, 1996 (Unaudited) and
                      September 30, 1996

                      Consolidated Statements of Income
                      For the Three Months Ended
                      December 31, 1996 and 1995 (Unaudited)

                      Consolidated Statements of Cash Flows
                      For the Three Months Ended
                      December 31, 1996 and 1995 (Unaudited)

                      Notes to Consolidated Financial Statements
                      (Unaudited)

Item 2.               Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


PART II                      OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K

                                    LCS INDUSTRIES, INC. AND
                                          SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                   December 31,    September 30,
                                                                       1996            1996
                                                                   ------------    ------------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................   $ 17,569,792    $ 11,893,982
   Investments - held-to-maturity ..............................      8,431,121      10,435,026
   Accounts receivable (less allowance
       for doubtful accounts:  December 31  - $506,000
       and September 30 - $627,000) ............................     23,726,699      24,519,050
   Prepaid expenses and other current assets ...................      1,638,858       1,596,819
   Deferred taxes ..............................................        284,000         338,000
                                                                   ------------    ------------
     Total current assets ......................................     51,650,470      48,782,877
                                                                   ------------    ------------

Investments - available-for-sale, net ..........................        411,039         369,722
Property and equipment, net ....................................      7,348,074       7,549,229
Goodwill (net of accumulated amortization:  December
    31 - $591,443 and September 30 - $519,855) .................      7,495,738       7,567,326
Other assets ...................................................        607,358         700,793
                                                                   ------------    ------------
                                                                   $ 67,512,679    $ 64,969,947
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $ 14,153,699    $ 14,726,387
   Accrued salaries and commissions ............................      1,946,185       2,389,837
   Other accrued expenses ......................................      3,534,309       2,513,841
   Income taxes payable ........................................        318,441         215,635
   Current portion of long-term debt ...........................        968,276       1,047,989
   Current portion of capital lease obligations ................        373,656         390,399
   Deferred revenue ............................................      7,872,962       8,139,767
                                                                   ------------    ------------
     Total current liabilities .................................     29,167,528      29,423,855
                                                                   ------------    ------------

                                    LCS INDUSTRIES, INC. AND
                                          SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                          (continued)

                                                                   December 31,    September 30,
                                                                       1996            1996
                                                                  ------------    ------------
                                                                    (Unaudited)

Long-term debt, net of current portion .........................      4,240,536       4,331,542
Capital lease obligations, net of current portion ..............        164,937         250,997
Deferred taxes .................................................        131,000         103,000
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued December 31 - 4,797,457
       shares and September 30 - 4,611,487 shares ..............         47,975          46,115
   Common stock issuable .......................................      1,945,983       1,945,983
   Additional paid-in capital ..................................      8,069,289       7,223,263
   Retained earnings ...........................................     23,963,660      21,887,737
                                                                   ------------    ------------
                                                                     34,026,907      31,103,098
   Less:  treasury stock, at cost, 187,766 shares ..............       (207,953)       (207,953)
          available-for-sale securities valuation adjustment,
           net of deferred income taxes ........................        (10,276)        (34,592)
                                                                   ------------    ------------
     Total stockholders' equity ................................     33,808,678      30,860,553
                                                                   ------------    ------------
                                                                   $ 67,512,679    $ 64,969,947
                                                                   ============    ============

                         See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the Three Months Ended December 31,

                                   (Unaudited)


                                                      1996              1995
                                                 ------------      ------------
Net sales ..................................     $ 26,231,216      $ 25,654,057
Cost of sales ..............................       18,247,366        17,468,923
                                                 ------------      ------------
Gross profit ...............................        7,983,850         8,185,134
Selling and administrative expenses ........        4,494,773         4,031,676
Other (income) expense:
   Dividend and interest income ............         (336,959)         (182,695)
   Interest expense ........................          124,461           100,459
                                                 ------------      ------------
Income before income taxes .................        3,701,575         4,235,694
Provision for income taxes .................        1,516,000         1,727,000
                                                 ------------      ------------
Net income .................................     $  2,185,575      $  2,508,694
                                                 ============      ============

Per common and common equivalent share:
Net Income .................................     $        .43      $        .49
                                                 ============      ============

Weighted average number of
     shares outstanding ....................        5,093,246         5,078,420
                                                 ============      ============

Dividends ..................................     $       .025      $       .019
                                                 ============      ============



                 See Notes to Consolidated Financial Statements.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended December 31,
                                  (Unaudited)
                                                                 1996              1995
                                                            ------------      ------------
Increase  (Decrease)  in cash and cash  equivalents
Cash flows from operating activities:
   Net income .........................................     $  2,185,575      $  2,508,694
                                                            ------------      ------------
   Adjustments  to  reconcile  net  income  to net cash
       provided  by  operating activities:
       Depreciation and amortization ..................          616,345           547,712
       Deferred income taxes ..........................           65,000           (29,000)
       Provision for doubtful accounts receivable .....           30,000            30,000
                                                            ------------      ------------
       Total adjustments ..............................          711,345           548,712
   Changes in operating assets and liabilities:
       Accounts receivable ............................          762,351          (755,472)
       Prepaid expenses and other current assets ......         (106,735)          688,202
       Accounts payable and accrued expenses ..........           67,188           238,258
       Income taxes payable ...........................          441,807           935,185
       Deferred revenue ...............................         (266,805)        2,180,819
       Other assets ...................................           93,435           184,960
                                                            ------------      ------------
       Total adjustments and changes ..................        1,702,586         4,020,664
                                                            ------------      ------------
        Net cash provided by operating activities .....        3,888,161         6,529,358
                                                            ------------      ------------
Cash flows from financing activities:
   Changes in long-term debt and capital
       leases (including current portion):
       Repayments .....................................         (336,582)         (250,007)
   Dividends paid .....................................         (109,652)          (77,291)
   Exercise of stock options ..........................          469,590           186,654
   Employee Stock Purchase Plan and employment
       agreement proceeds .............................           39,295            42,616
                                                            ------------      ------------
   Net cash provided by (used in) financing activities            62,651           (98,028)
                                                            ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment ................         (343,602)       (1,620,932)
   Net sales of investments-held-to-maturity ..........        2,068,600              --
                                                            ------------      ------------
   Net cash provided by (used in) investing activities         1,724,998        (1,620,932)
                                                            ------------      ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents ..........        5,675,810         4,810,398
   Cash and cash equivalents at beginning of period ...       11,893,982         8,630,831
                                                            ------------      ------------
   Cash and cash equivalents at end of period .........     $ 17,569,792      $ 13,441,229
                                                            ============      ============
                             Continued on next page.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Continued from previous page.



For the Years Ended September 30,                         1996            1995
                                                       --------        --------
Supplementary disclosures of cash flow information:
 Cash paid during the period for:
       Interest                                        $ 61,960        $ 27,738
       Income taxes                                    $585,817        $331,316

Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
       For the quarter ended December 31, 1996, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $24,316, net of deferred income taxes. For the three months ended December 31, 1995, $189, net of deferred income taxes, was added to the available-for-sale securities valuation adjustment.

   Stock Dividend:
       On October 24, 1995, 2,061,087 shares of the Company's common stock were issued as a result of a 2 for 1 stock split paid as a 100% stock dividend.


                See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for the full year. The September 30, 1996 Balance Sheet was derived from the audited Balance Sheet at that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations

           Three Months ended December 31, 1996

           Sales increased 2% in the quarter ended December 31, 1996 to $26,231,000 from $25,654,000 for the comparable quarter of the prior year. This improvement is accounted for by a 10% increase in fulfillment services, a 3% increase in list marketing services partially offset by a 13% decrease in computer services. The fulfillment increase includes increases in continuity fulfillment services (15%), catalog fulfillment services (8%) and inbound telemarketing services (123%) partially offset by a decline in outbound telemarketing services (67%). Sales to new customers and increased volume with continuing customers contributed to the continuity and catalog fulfillment increases. The inbound telemarketing increase was the result of a special project completed for a continuing customer although the Company continues, as a strategic plan, to de-emphasize this service. The outbound telemarketing
decrease   resulted   from   reduced   volume   under  a  contract   to  provide
business-to-consumer services for a telecommunications company and a reduced customer base. As previously reported, this function has been made an integral part of the customer service function within continuity fulfillment. Computer services' decrease was the result of the December, 1995 quarter including sales from the completion of one major project in North America for a telecommunications company while launching another previously announced three year $40 million service project for another non U.S.-communications company. The current quarter includes the revenues from this continuing contract to provide computer services through the building of a marketing database. The contract extends through June, 1998, subject to early termination provisions. Revenue is recognized based on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for the contract.

           Gross profit decreased 2% to $7,984,000 for the current quarter from $8,185,000 in the comparable quarter of 1995. Gross profit margin was 30% in the current quarter compared to 32% in 1995. The decrease in gross profit amount and margin primarily resulted from the decrease in sales of computer services, as described above, which contribute a higher profit margin than other operations. The decline in computer services' gross profit amount and margin was partially offset by improvements in both the continuity and catalog fulfillment operations.

           Selling and administrative expenses increased 11% to $4,495,000 in the current quarter from $4,032,000 in the comparable quarter of 1995. Selling and administrative expenses, as a percentage of sales, were 17% for the current quarter and 16% for the comparable period in 1995. The increase in amount and percentage of selling and administrative expenses is the result of the overall increase in sales volume combined with the mix of services rendered.

           Net dividend and interest income was $212,000 in the current quarter compared to $82,000 in 1995. Dividend and interest income increased $154,000 in the current fiscal period as a result of a higher level of funds available for short-term investment partially offset by lower interest rates in the current fiscal quarter. The increase in interest expense quarter over quarter of $24,000 resulted primarily from the $2,500,000 proceeds received in March and June, 1996 in conjunction with a five-year term loan entered into by Catalog Resources to fund expansion of its warehouse and office facilities. The unsecured line of credit available to the Company was not utilized in either quarter.

           Net income was $2,186,000 ($.43 per share) in the current quarter compared to $2,509,000 (.49 per share) in the comparable 1995 quarter.

Financial Condition, Liquidity and Capital Resources

           Working capital was $22,483,000 at December 31, 1996 compared to $19,359,000 at September 30, 1996. Fluctuations in the components of working capital resulted primarily from the increase in cash and cash equivalents and decreases in accounts payable and accrued salaries and commissions partially offset by decreases in investments held-to-maturity and accounts receivable and an increase in other accrued expenses.

           For the current quarter, cash generated by operations decreased $2,641,000 over such amounts generated in the comparable quarter of the prior year. This decrease was primarily the result of decreases in net income of $323,000, deferred revenue of $2,448,000, income taxes payable of $493,000 and increases in prepaid expenses and other current assets of $795,000 and deferred expenses of $94,000 partially offset by a decrease in accounts receivable of $1,518,000.

           In the quarter ended December 31, 1996, financing activities provided funds of $63,000 compared to net cash used of $98,000 in 1995 which resulted from increased receipts from the exercise of stock options of $283,000 partially offset by increased repayments of debt of $87,000 and increased dividends of $32,000. Cash provided by investing activities, in the current quarter, increased $3,346,000 compared to 1995 due to net sales of investments-held-to-maturity of $2,069,000 coupled with reduced additions to property and equipment of $1,277,000.

           Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders, in cash or stock, up to an aggregate of $10,000,000. Under such purchase agreement, the Company paid $1,012,500 (one-half in cash and one-half in stock) on January 1, 1997. Further, such amounts will be payable each January 1 through 2002 totaling a maximum of $5,062,500. The discounted value of these future payments was recorded at September 30, 1995 since it was probable that the future earnings levels will be attained which will require the maximum payments to be made.

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

PART II                    OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K.

                     (a) Exhibit 11 - Computation of earnings per share

                     (b) Report on Form 8-K. - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: Clifton, New Jersey
      February 10, 1997


                                                    LCS INDUSTRIES, INC.
                                                        (Registrant)


                                              By:   /s/Arnold J. Scheine
                                                    --------------------
                                                       Arnold J. Scheine
                                                       President
                                                       (Chief Executive Officer)



                                              By:   /s/Pat R. Frustaci
                                                    ------------------
                                                       Pat R. Frustaci
                                                       Vice President-Finance
                                                       (Chief Financial Officer)

                              LCS INDUSTRIES, INC.


                           Commission File No. 0-12329



                                     -------


                          Quarterly Report on Form 10-Q

                                     for the

                      Three Months Ended December 31, 1996





                                     EXHIBIT

                                INDEX TO EXHIBIT


      Exhibit
        No.                                Description
        ---                                -----------

        11                 Statement re: Computation of Per Share Earnings