Form 10-Q
period 1997-03-31
LCS INDUSTRIES INC
filed 1997-05-14
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of May 2, 1997, was 4,654,728.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I
                              FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                      As of March 31, 1997 (Unaudited) and
                      September 30, 1996

                      Consolidated Statements of Operations
                      For the Three Months and Six Months Ended
                      March 31, 1997 and 1996 (Unaudited)

                      Consolidated Statements of Cash Flows
                      For the Six Months Ended
                      March 31, 1997 and 1996 (Unaudited)

                      Notes to Consolidated Financial Statements
                      (Unaudited)

Item 2.               Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


                           PART II OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of
                      Security-Holders

Item 6.               Exhibits and Reports on Form 8-K

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED
                                       BALANCE SHEETS

                                                             March 31,       September 30,
                                                               1997              1996
                                                          ------------      ------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................     $ 14,951,215      $ 11,893,982
   Investments - held-to-maturity ...................       11,813,825        10,435,026
   Accounts receivable (less allowance
       for doubtful accounts:  March 31  - $524,000
       and September 30 -  $  627,000)...............       22,759,964        24,519,050
   Prepaid expenses and other current assets.........        1,236,013         1,596,819
   Deferred taxes ...................................          293,000           338,000
                                                          ------------      ------------
     Total current assets ...........................       51,054,017        48,782,877
                                                          ------------      ------------

Investments - available-for-sale, net.................         124,384           369,722
Property and equipment, net ..........................       7,184,502         7,549,229
Goodwill (net of accumulated amortization:  March
    31 - $663,031 and September 30 - $519,855)........       7,424,150         7,567,326
Other assets .........................................         669,109           700,793
                                                          ------------      ------------
                                                          $ 66,456,162      $ 64,969,947
                                                          ============      ============

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED
                                       BALANCE SHEETS

                                                             March 31,       September 30,
                                                               1997              1996
                                                          ------------      ------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................    $ 12,275,582      $ 14,726,387
   Accrued salaries and commissions...................       2,279,189         2,389,837
   Other accrued expenses ............................       3,272,783         2,513,841
   Income taxes payable ..............................          42,064           215,635
   Current portion of long-term debt..................       1,050,147         1,047,989
   Current portion of capital lease obligations.......         376,929           390,399
   Deferred revenue ..................................       7,488,847         8,139,767
                                                          ------------      ------------
     Total current liabilities .......................      26,785,541        29,423,855
                                                          ------------      ------------

Long-term debt, net of current portion................       3,668,883         4,331,542
Capital lease obligations, net of current portion.....          66,747           250,997
Deferred taxes .......................................         155,000           103,000
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued March 31 - 4,838,500.
       shares and September 30 - 4,611,487 shares.....          48,385            46,115
   Common stock issuable .............................       1,490,431         1,945,983
   Additional paid-in capital ........................       8,549,067         7,223,263
   Retained earnings .................................      25,903,472        21,887,737
                                                          ------------      ------------
                                                            35,991,355        31,103,098
   Less:  treasury stock, at cost, 187,766 shares.....        (207,953)         (207,953)
          available-for-sale securities valuation
          adjustment, net of deferred income taxes....          (3,411)          (34,592)
                                                          ------------      ------------
     Total stockholders' equity .....................       35,779,991        30,860,553
                                                          ------------      ------------
                                                          $ 66,456,162      $ 64,969,947
                                                          ============      ============


                See Notes to Consolidated Financial Statements.

                                     LCS INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three and Six Months Ended March 31,
                                                  (Unaudited)

                                                       Three  Months                       Six Months
                                            ------------------------------------------------------------------
                                                 1997              1996              1997              1996
                                            ------------      ------------      ------------      ------------
Net sales .............................     $ 24,839,137      $ 22,347,757      $ 51,070,353      $ 48,001,814
Cost of sales .........................       17,059,924        15,451,671        35,307,290        32,920,594
                                            ------------      ------------      ------------      ------------
   Gross profit .......................        7,779,213         6,896,086        15,763,063        15,081,220
Selling and  administrative expenses ..        4,443,888         4,003,831         8,938,661         8,035,507

Other (income) expense:
   Dividend and interest income .......         (348,982)         (209,986)         (685,941)         (392,681)
   Interest expense ...................          109,578            92,840           234,039           193,299
                                            ------------      ------------      ------------      ------------
Income before income taxes ............        3,574,729         3,009,401         7,276,304         7,245,095

Provision for income taxes ............        1,462,000         1,235,000         2,978,000         2,962,000
                                            ------------      ------------      ------------      ------------
Net income ............................        2,112,729         1,774,401      $  4,298,304         4,283,095
                                            ============      ============      ============      ============

Per common and common equivalent share:
Primary earnings ......................     $        .41      $        .35      $        .84      $        .85
                                            ============      ============      ============      ============

Fully diluted earnings ................     $        .41      $        .34      $        .84      $        .82
                                            ============      ============      ============      ============

Dividends .............................     $       .038      $       .025      $       .063      $       .044
                                            ============      ============      ============      ============


                                See Notes to Consolidated Financial Statements.

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                            For the Six Months Ended March 31,

                                        (Unaudited)

                                                                1997              1996
                                                           ------------      ------------
Increase  (Decrease)  in cash and cash  equivalents
 Cash flows  from  operating activities:
   Net income ........................................     $  4,298,304      $  4,283,095
                                                           ------------      ------------

   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization .................        1,247,865         1,141,705
       Deferred income taxes .........................           75,000            (5,000)
       Provision for doubtful accounts receivable ....           60,000            60,000
       Gain on sale of available-for-sale securities .             (474)             --
                                                           ------------      ------------

       Total adjustments .............................        1,382,391         1,196,705
   Changes in operating assets and liabilities:
       Accounts receivable ...........................        1,699,086         2,813,562
       Prepaid expenses and other current assets .....           80,231           752,362
       Accounts payable and accrued expenses .........       (1,737,229)       (2,529,682)
       Income taxes payable ..........................          165,429           235,914
       Deferred revenue ..............................         (650,920)        4,308,209
       Other assets ..................................           31,684            78,623
                                                           ------------      ------------
       Total adjustments and changes .................          970,672         6,855,693
                                                           ------------      ------------
        Net cash provided by  operating activities ...        5,268,976        11,138,788
                                                           ------------      ------------

Cash flows from financing activities:
   Changes in long-term debt and capital
       leases (including current portion):
       Borrowings ....................................             --           1,785,000
       Repayments ....................................         (923,503)         (783,845)
   Dividends paid ....................................         (282,569)         (183,022)
   Exercise of stock options .........................          470,932           547,493
   Employee Stock Purchase Plan and employment
       agreement stock purchase proceeds .............           62,590            78,746
                                                           ------------      ------------
   Net cash (used in) provided by financing activities         (672,550)        1,444,372
                                                           ------------      ------------

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                            For the Six Months Ended March 31,

                                        (Unaudited)
                                        (continued)

                                                                1997              1996
                                                           ------------      ------------
Cash flows from investing activities:
   Additions to property and  equipment ..............         (739,962)       (2,601,101)
   Net purchases of investments-held-to-maturity .....         (799,231)             --
                                                           ------------      ------------
   Net cash (used in) investing activities ...........       (1,539,193)       (2,601,101)
                                                           ------------      ------------

Cash and cash equivalents:
   Net increase in cash and cash equivalents .........        3,057,233         9,982,059
   Cash and cash equivalents at beginning of period ..       11,893,982         8,630,831
                                                           ------------      ------------
   Cash and cash equivalents at  end of period .......     $ 14,951,215      $ 18,612,890
                                                           ============      ============

Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest.......................................     $    170,117      $    102,107
       Income taxes...................................     $  2,892,559      $  2,248,738

Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
         For the six months  ended March 31,  1997,  the account was adjusted to
         reflect  an  increase  in  market  values  of  the   available-for-sale
         securities  portfolio of $31,181, net of deferred income taxes. For the six months ended March 31, 1996,  $8,513, net of deferred income taxes, was added to the available-for-sale securities valuation adjustment.

   Stock Dividend:
         On October 24, 1995, 2,061,087 shares of the Company's common stock were issued as a result of a 2 for 1 stock split paid as a 100% stock dividend. On January 5, 1996, 360 shares of common stock were paid as dividends upon exchange of 150 shares of the Company's "old" common stock.

   Acquisition of business:
         During the six month  periods  ended March 31, 1997 and 1996,  $455,552 and $461,538 of common stock  issuable  was  converted  into 38,762 and
         34,621 issued shares of the Company's  common stock, in accordance with the  terms  of the  Catalog  Resources,  Inc.  purchase  agreement,  as amended.

                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results for the full year. The September 30, 1996 Balance Sheet was derived from the audited Balance Sheet at that date.

2) On April 15, 1997, the Company announced the signing of a definitive agreement to acquire McIntyre & King Ltd., a UK based telemarketing, fulfillment and mailing services company. The purchase price of approximately $1.6 million is payable over two years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

           Three Months ended March 31, 1997

           Sales increased 11% in the quarter ended March 31, 1997 to $24,839,000 from $22,348,000 for the comparable quarter of the prior year. This improvement is accounted for by 12% increases in both computer and list marketing services and a 10% increase in fulfillment services. Computer services increase reflects the revenues related to the $40 million contract to provide computer  services  through the  building of a  marketing  database  for a major
non-U.S. communications company. The contract extends through June, 1998, subject to early termination provisions. Revenue is recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the total labor hours required for the contract. The list marketing revenue increase resulted primarily from increased volumes with continuing customers. The fulfillment services increase reflects 19% increases in both continuity and catalog fulfillment services partially offset by decreases in outbound telemarketing (72%) and inbound telemarketing (59%). The continuity and catalog fulfillment services increases reflect revenues from new customers added since the prior fiscal period and increased volume from continuing customers. The outbound telemarketing decrease resulted from reduced volume under a contract to provide business-to-consumer services for a telecommunications company and a reduced customer base. As previously reported, this function has been made an integral part of the customer service function within continuity fulfillment. The decrease in inbound telemarketing is part of the Company's strategic plan to de-emphasize this service.

           Gross profit increased 13% to $7,779,000 for the current quarter from $6,896,000 in the comparable quarter of 1996. Gross profit margin was 31% in each period. The increase in gross profit amount resulted primarily from the increased sales volumes.

           Selling and administrative expenses increased 11% to $4,444,000 in the current quarter from $4,004,000 in the comparable quarter of 1996. Selling and administrative expenses, as a percentage of sales, were 18% in each period. The increase in amount of selling and administrative expenses is the result of the overall increase in sales and increased professional fees combined with the mix of services rendered.

           Net dividend and interest income of $239,000 was realized in the current quarter compared to $117,000 in the comparable 1996 quarter. Dividend and interest income increased $139,000 in the current fiscal quarter as a result of a higher level of funds available for short-term investment coupled with higher interest rates during the current quarter. The increase in interest expense quarter over quarter of $17,000 resulted from interest on a $2,500,000 five-year term loan entered into by Catalog Resources, Inc. (CRI). Proceeds from the loan were received in March and June, 1996 and were used to fund the expansion of its warehouse and office facilities. The unsecured line of credit available to the Company was not utilized in either quarter.

           Net income was $2,113,000 ($.41 per share-fully diluted) in the current quarter compared to $1,774,000 ($.34 per share-fully diluted) in the comparable 1996 quarter.

           Six Months ended March 31, 1997

           Sales increased 6% for the six months ended March 31, 1997 to $51,070,000 from $48,002,000 for the comparable period of the prior year. This improvement is represented by a 10% increase in fulfillment services, a 7% increase in list marketing services partially offset by a 2% decrease in computer services. The increase in fulfillment services reflects increases in continuity fulfillment services (17%), catalog fulfillment services (7%) and inbound telemarketing (46%) partially offset by a 70% decline in outbound telemarketing. Sales to new customers and increased volume with continuing customers contributed to the continuity and catalog fulfillment increases. The inbound telemarketing increase was the result of a special project completed for a continuing customer, during the first quarter of the current fiscal year, although the Company continues as a strategic plan, to de-emphasize this service. The oubound telemarketing decrease resulted from the same circumstances as described in the current quarter section above. The list marketing revenue increase resulted primarily from increased volumes with continuing customers. Computer services decrease was the result of the December 1995 quarter including sales from the completion of one major project in North America for a telecommunications company while launching another previously announced three year $40 million service project for another non-U.S. communications company. Fiscal 1997 includes the revenues from this continuing contract, the provisions of which are as described in the current quarter section above.

           Gross profit increased 5% to $15,763,000 for the six month period from $15,081,000 in the comparable period of 1996. Gross profit margin was 31% in each six month period. The increase in gross profit amount resulted primarily from the increased sales volumes.

           Selling and administrative expenses increased 11% to $8,939,000 from $8,036,000 in 1996. Selling and administrative expenses, as a percentage of sales, were 18% for the current six month period and 17% in the prior year. The increase in the amount and percentage of selling and administrative expenses is the result of the overall increase in sales volume and higher professional fees combined with the mix of services rendered.

           Net dividend and interest income of $452,000 was realized in the current six month period compared to $199,000 in the comparable period in 1996. Dividend and interest income increased $293,000 in the current six month period as a result of a higher level of funds available for short-term investment. The increase in interest expense period over period of $41,000 resulted from the $2,500,000 loan entered into by CRI, as described above. The unsecured line of credit available was not utilized in either period.

           Net income was $4,298,000 ($.84 per share-fully diluted) in the current period compared to $4,283,000 ($.82 per share-fully diluted) in the comparable 1996 period.


Financial Condition, Liquidity and Capital Resources

           Working capital was $24,268,000 at March 31, 1997 compared to $19,359,000 at September 30, 1996. Fluctuations in the components of working capital resulted primarily from increases in cash and cash equivalents, investments-held-to-maturity and decreases in accounts payable and deferred revenue partially offset by decreases in accounts receivable and prepaid expenses and other current assets and an increase in other accrued expenses.

           For the six month period, cash generated by operations decreased $5,870,000 over such amounts generated in the comparable period of the prior year. This decrease was primarily the result of decreases in deferred revenue of $4,959,000 and increases in accounts receivable of $1,114,000 and prepaid expenses and other current assets of $672,000 partially offset by increases in accounts payable and accrued expenses of $792,000 and depreciation of $106,000.

           In the six month period ended March 31, 1997, financing activities used funds of $673,000 compared to providing funds of $1,444,000 in 1996. In both periods, the repayment of debt was the primary use of funds and amounted to $924,000 in 1997 and $784,000 in 1996. In March, 1996, $1,785,000 was borrowed under the terms of a $2.5 million five year term loan to substantially fund the expansion of warehouse and office facilities at CRI. Cash used for investing activities, in the current period, decreased $1,062,000 compared to 1996 due to reduced additions to property and equipment of $1,861,000 partially offset by net purchases of investments-held-to-maturity of $799,000.

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

           On April 15, 1997, the Company announced the signing of a definitive agreement to acquire McIntyre & King Ltd., a UK based telemarketing, fulfillment and mailing services company. The purchase price of approximately $1.6 million is payable over two years. The Company intends to provide at least $2.0 million over the next year for expansion, capital equipment and working capital.

           Management believes cash generated from current operations and other liquid assets combined with the available bank credit line and the five year term loan mentioned above will be sufficient to meet cash flow needs during the fiscal year.

                           PART II OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.

               (a) The annual meeting of shareholders was held on February 11, 1997.

               (b) Shareholders elected to the Board of Directors Mr. Bernard Ouziel. Mr. Arnold J. Scheine, Mr. Marvin Cohen and Mr. Joseph R. Barbaro continued as members of the Board of Directors.

               (c) The election of Mr. Ouziel was by a vote of 3,327,738 for and 301,974 withheld. There were 761,164 broker non-votes.

               (d) Deloitte & Touche LLP was elected to serve as the Company's independent auditors by a vote of 3,629,712 for, 9,095 against and 5,873 abstentions. There were 758,609 broker non-votes.

               (e) Granting of non-qualified stock options to Mr. Arnold J. Scheine, President and Chief Executive Officer and Mr. Marvin Cohen, Senior Vice President and Secretary, to purchase 23,600 and 11,800 shares, respectively, of the Company's Common Stock, par value $.01 was approved by a vote of 1,856,508 for, 810,166 against and 16,762 abstentions. There were 1,707,440 broker non votes.

               (f) The 1996 Non-Employee Directors Stock Option Plan was approved by a vote of 1,954,241 for, 711,026 against and 18,168 abstentions. There were 1,707,441 broker non-votes.


Item 6.    Exhibits and Reports on Form 8-K.

               (a) Exhibit 11 - Computation of earnings per share

               (b) Reports on Form 8-K - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   Clifton, New Jersey
        May 12, 1997


                                           LCS INDUSTRIES, INC.
                                               (Registrant)


                                           By:   /s/ Arnold J. Scheine
                                                 ---------------------
                                                     Arnold J. Scheine
                                                     President
                                                     (Chief Executive Officer)



                                           By:   /s/ Pat R. Frustaci
                                                     ---------------
                                                     Pat R. Frustaci
                                                     Vice President-Finance
                                                     (Chief Financial Officer)

                              LCS INDUSTRIES, INC.


                           Commission File No. 0-12329



                                    ---------


                          Quarterly Report on Form 10-Q

                                     for the

                         Six Months Ended March 31, 1997




                                     EXHIBIT

     INDEX TO EXHIBIT

        Exhibit
           No.                               Description
           ---                               -----------


           11              Statement re: Computation of Per Share Earnings