Form 10-Q
period 1997-06-30
LCS INDUSTRIES INC
filed 1997-08-13
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of August 1, 1997, was 4,660,066.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I                          FINANCIAL INFORMATION

Item 1.       Financial Statements


              Consolidated Balance Sheets
              As of June 30, 1997 (Unaudited) and
              September 30, 1996

              Consolidated Statements of Income
              For the Three Months and Nine Months Ended
              June 30, 1997 and 1996 (Unaudited)

              Consolidated Statements of Cash Flows
              For the Nine Months Ended
              June 30, 1997 and 1996 (Unaudited)

              Notes to Consolidated Financial Statements
              (Unaudited)

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations


PART II                         OTHER INFORMATION

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       September 30,
                                                                          1997              1996
                                                                     ------------      ------------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................     $ 12,157,616      $ 11,893,982
   Investments - held-to-maturity ..............................       14,144,605        10,435,026
   Accounts receivable (less allowance
       for doubtful accounts:  June 30  - $548,000
       and September 30 - $627,000) ............................       21,835,198        24,519,050
   Prepaid expenses and other current assets ...................        1,818,008         1,596,819
   Deferred taxes ..............................................          305,000           338,000
                                                                     ------------      ------------
     Total current assets ......................................       50,260,427        48,782,877
                                                                     ------------      ------------

Investments - available-for-sale, net ..........................          124,419           369,722
Property and equipment, net ....................................        7,164,456         7,549,229
Goodwill (net of accumulated amortization:  June
    30 - $734,618 and September 30 - $519,855) .................        7,352,563         7,567,326
Other assets ...................................................          803,159           700,793
                                                                     ------------      ------------
                                                                     $ 65,705,024      $ 64,969,947
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................     $ 12,010,700      $ 14,726,387
   Accrued salaries and commissions ............................        2,416,673         2,389,837
   Other accrued expenses ......................................        3,251,261         2,513,841
   Income taxes payable ........................................          383,360           215,635
   Current portion of long-term debt ...........................        1,071,096         1,047,989
   Current portion of capital lease obligations ................          330,415           390,399
   Deferred revenue ............................................        5,666,850         8,139,767
                                                                     ------------      ------------
     Total current liabilities .................................       25,130,355        29,423,855
                                                                     ------------      ------------

Long-term debt, net of current portion .........................        3,528,415         4,331,542
Capital lease obligations, net of current portion ..............           12,621           250,997
Deferred taxes .................................................          191,000           103,000

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       September 30,
                                                                          1997              1996
                                                                     ------------      ------------
                                                                      (Unaudited)
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued June 30 - 4,846,414
       shares and September 30 - 4,611,487 shares ..............           48,464            46,115
   Common stock issuable .......................................        1,490,431         1,945,983
   Additional paid-in capital ..................................        8,594,492         7,223,263
   Retained earnings ...........................................       26,920,575        21,887,737
                                                                     ------------      ------------
                                                                       37,053,962        31,103,098
   Less:  treasury stock, at cost, 187,766 shares ..............         (207,953)         (207,953)
          available-for-sale securities valuation adjustment,
          net of deferred income taxes .........................           (3,376)          (34,592)
                                                                     ------------      ------------
     Total stockholders' equity ................................       36,842,633        30,860,553
                                                                     ------------      ------------
                                                                     $ 65,705,024      $ 64,969,947
                                                                     ============      ============


                 See Notes to Consolidated Financial Statements.

                                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                  For the Three and Nine Months Ended June 30,
                                                  (Unaudited)

                                                      Three Months                        Nine Months
                                            ------------------------------      ------------------------------
                                                 1997              1996              1997              1996
                                            ------------      ------------      ------------      ------------
Net sales .............................     $ 24,167,753      $ 22,398,255      $ 75,238,106      $ 70,400,069
Cost of sales .........................       16,451,458        15,232,522        51,758,748        48,153,116
                                            ------------      ------------      ------------      ------------
   Gross profit .......................        7,716,295         7,165,733        23,479,358        22,246,953
Selling and administrative expenses ...        4,410,592         4,345,799        13,349,253        12,381,306
Other (income) expense:
   Dividend and interest income .......         (365,286)         (283,804)       (1,051,227)         (676,485)
   Interest expense ...................          116,820           115,043           350,859           308,342
   Loss on investment .................          954,000              --             954,000              --
                                            ------------      ------------      ------------      ------------
Income before income taxes ............        2,600,169         2,988,695         9,876,473        10,233,790
Provision for income taxes ............        1,410,000         1,236,000         4,388,000         4,198,000
                                            ------------      ------------      ------------      ------------
Net income ............................     $  1,190,169      $  1,752,695      $  5,488,473      $  6,035,790
                                            ============      ============      ============      ============

Per common and common equivalent share:
Net income ............................     $        .23      $        .34      $       1.07      $       1.17
                                            ============      ============      ============      ============

Dividends .............................     $       .038      $       .025      $        .10      $       .069
                                            ============      ============      ============      ============

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Nine Months Ended June 30,
                                        (Unaudited)
                                                                 1997              1996
                                                            ------------      ------------
Increase (Decrease) in cash and cash equivalents
 Cash flows  from  operating activities:
   Net income .........................................     $  5,488,473      $  6,035,790
                                                            ------------      ------------
   Adjustments  to  reconcile  net  income  to net cash
       provided  by  operating
       activities:
       Depreciation and amortization ..................        1,913,249         1,734,428
       Deferred income taxes ..........................           99,000           (92,000)
       Provision for doubtful accounts receivable .....           85,000            90,000
       Gain on sale of available-for-sale securities ..             (474)             --
                                                            ------------      ------------
       Total adjustments ..............................        2,096,775         1,732,428
   Changes in operating assets and liabilities:
       Accounts receivable ............................        2,598,852         3,335,915
       Prepaid expenses and other current assets ......         (548,675)          596,215
       Accounts payable and accrued expenses ..........       (1,833,229)       (3,805,906)
       Income taxes payable ...........................          506,725         1,225,531
       Deferred revenue ...............................       (2,472,917)        4,407,710
       Other assets ...................................         (102,366)         (421,180)
                                                            ------------      ------------
       Total adjustments and changes ..................          245,165         7,070,713
                                                            ------------      ------------
        Net cash provided by operating activities .....        5,733,638        13,106,503
                                                            ------------      ------------
Cash flows from financing activities:
   Changes in long-term debt and capital
       leases (including current portion):
       Borrowings .....................................             --           2,500,000
       Repayments .....................................       (1,196,582)         (999,964)
   Dividends paid .....................................         (455,635)         (291,943)
   Exercise of stock options ..........................          493,872           604,162
   Employee Stock Purchase Plan and employment
       agreement stock purchase proceeds ..............           85,154           117,665
                                                            ------------      ------------
   Net cash (used in) provided by financing activities        (1,073,191)        1,929,920
                                                            ------------      ------------
Cash flows from investing activities:
   Additions to property and equipment ................       (1,313,713)       (3,085,976)
   Net purchases of investments-held-to-maturity ......       (3,083,100)       (2,154,765)
                                                            ------------      ------------
   Net cash (used in) investing activities ............       (4,396,813)       (5,240,741)
                                                            ------------      ------------

Cash and cash equivalents:
   Net increase in cash and cash equivalents ..........          263,634         9,795,682
   Cash and cash equivalents at beginning of period ...       11,893,982         8,630,831
                                                            ------------      ------------
   Cash and cash equivalents at end of period .........     $ 12,157,616      $ 18,426,513
                                                            ============      ============
                                  Continued on next page.

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Continued from previous page.



For the Nine Months Ended June 30,                               1997              1996
                                                            ----------        ----------
Supplementary disclosures of cash flow information:
 Cash paid during the period for:
       Interest ...................................         $  233,830        $  155,185
       Income taxes ...............................         $3,937,260        $2,589,611

Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
       For the nine months ended June 30, 1997, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $31,216, net of deferred income taxes. For the nine months ended June 30, 1996, $22,991, net of deferred income taxes, was added to the available-for-sale securities valuation adjustment.

   Stock Dividend:
       On October 24, 1995, 2,061,087 shares of the Company's common stock were issued as a result of a 2 for 1 stock split paid as a 100% stock dividend. On January 5, 1996, 360 shares of common stock were paid as dividends upon exchange of 150 shares of the Company's "old" common stock.

   Acquisition of business:
       During the nine month periods ended June 30, 1997 and 1996, $455,552 and $461,538 of common stock issuable was converted into 38,762 and 34,621 issued shares of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.




                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results for the full year. The September 30, 1996 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Effective April 5, 1997, the Company agreed to rescind its acquisition of McIntyre & King, Ltd. The rescission agreement, dated June 30, 1997, provides for the return of a portion of the down payment in one year. However, recovery is uncertain and, therefore, the Company has expensed all payments, advances and related costs. The loss on investment was $954,000 ($901,000 net of taxes).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations
       Three Months ended June 30, 1997

        Sales increased 8% in the quarter ended June 30, 1997 to $24,168,000 from $22,398,000 for the comparable quarter of the prior year. This improvement is accounted for by a 7% increase in fulfillment services, a 9% increase in list marketing services and an 8% increase in computer services. Fulfillment services' increase reflects a 23% increase in catalog fulfillment services, an 18% increase in continuity fulfillment services partially offset by decreases of 81% in inbound telemarketing and 93% in outbound telemarketing services. The decline in inbound telemarketing services is part of the Company's strategic plan to de-emphasize this service. The outbound telemarketing decrease resulted from reduced volume under a contract to provide business-to-consumer services for a telecommunications company and a reduced customer base. As previously reported, outbound telemarketing has been made an integral part of the customer service function within continuity fulfillment. The list marketing revenue increase resulted primarily from an expanded customer base. Computer services increase reflects the revenues related to the $40 million contract to provide computer services through the building of a marketing database for a major non-U.S. communications company. The contract extends through June, 1998, subject to termination under certain circumstances. Revenue is recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the total labor hours required for the contract.

       Gross profit increased 8% to $7,716,000 for the current quarter from $7,166,000 in the comparable quarter of 1996. Gross profit margin was 32% in each period. The increase in gross profit amount resulted primarily from the increased sales volumes.

       Selling and administrative expenses increased 1% to $4,411,000 in the current quarter from $4,346,000 in the comparable quarter of 1996. Selling and administrative expenses, as a percentage of sales, were 18% for the current quarter and 19% for the comparable period in 1996. The decrease in the percentage of selling and administrative expenses resulted from lower expenses, as a percentage of sales, at the catalog fulfillment and list marketing operations.

       Net dividend and interest income of $248,000 was realized in the current quarter compared to $169,000 in the comparable 1996 quarter. Dividend and interest income increased $81,000 in the current fiscal quarter as a result of a higher level of funds available for short-term investment and higher interest rates. The unsecured line of credit available to the Company was not utilized in either quarter.

        The loss on investment of $954,000 ($901,000 net of taxes) recorded in the current fiscal quarter represents a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represents $.18 per share in the current quarter. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and the financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provides for the return of a portion of the down payment in one year. However, recovery is uncertain and, therefore, the Company expensed all payments, advances and all related costs.

       The effective tax rate in the current fiscal quarter was 54 per cent compared to 41 per cent in the comparable period of the prior fiscal year. The Company has not currently anticipated realizing sufficient capital gains during the tax carryforward period to offset capital losses related to M&K, therefore, no tax benefit has been recorded.

       Net income was $1,190,000 ($.23 per share) in the current quarter compared to $1,753,000 ($.34 per share) in the comparable 1996 quarter. The loss on investment, as described above, amounted to $.18 per share in the current quarter.


       Nine Months ended June 30, 1997

       Sales increased 7% for the nine months ended June 30, 1997 to $75,238,000 from $70,400,000 for the comparable period of the prior year. This improvement is represented by a 9% increase in fulfillment services, an 8% increase in list marketing services and a 1% increase in computer services. The fulfillment services increase includes 18% increases in both the continuity fulfillment and catalog fulfillment operations partially offset by a decrease of 78% in outbound telemarketing. Explanations of these fluctuations are the same as described in the current quarter section above. The increase in computer services sales reflects the revenues related to the $40 million contract with a non-U.S. communications company, as described in the current quarter section above. The comparable period of fiscal 1996 also included sales from the completion of another major project in North America for a telecommunications company while launching the above described continuing project.

       Gross profit increased 6% to $23,479,000 for the nine month period from $22,247,000 in the comparable period of 1996. Gross profit margin was 31% compared to 32% in the prior year. The increase in gross profit amount resulted primarily from the increased sales volumes.

       Selling and administrative expenses increased 8% to $13,349,000 from $12,381,000. Selling and administrative expenses, as a percentage of sales, were 18% for both nine month periods. The increase in the amount of selling and administrative expenses reflects the costs associated with the incremental fulfillment and list marketing sales.

       Net dividend and interest income of $700,000 was realized in the current period compared to $368,000 in 1996. Dividend and interest income increased $374,000 in the current nine month period as a result of a higher level of funds available for short-term investment. The increase in interest expense period over period of $43,000 resulted from interest expense from a $2,500,000 five-year term loan entered into by Catalog Resources, Inc. in March, 1996. A portion of the proceeds ($.715 million) was not received until June, 1996 and, therefore, did not fully impact the prior year period. The unsecured line of credit available to the Company was not utilized in either period.

       Refer to the current period section for a description of the loss on investment of $954,000 ($901,000 net of taxes). This loss amounted to $.18 per share in the nine month period.

       The effective tax rate for the nine month period in fiscal 1997 was 44 per cent compared to 41 per cent in 1996. Refer to the current period section for an explanation of this increase.

       Net income was $5,488,000 ($1.07 per share) in the current period compared to $6,036,000 ($1.17 per share) in the comparable 1996 period.

Financial Condition, Liquidity and Capital Resources

        Working capital was $25,130,000 at June 30, 1997. Fluctuations in the components of working capital resulted primarily from the increases in cash and cash equivalents and investments held-to-maturity and a decrease in accounts payable partially offset by a decrease in accounts receivable and an increase in other accrued expenses.

       For the nine month period, cash generated by operations decreased $7,373,000 over such amounts generated in the comparable period of the prior year. This decrease was primarily the result of decreases in deferred revenue of $6,681,000, income taxes payable of $719,000 and net income of $547,000 and increases in prepaid expenses and other current assets of $1,145,000 and accounts receivable of $737,000, partially offset by increases in accounts payable of $1,973,000, depreciation and amortization of $179,000 and deferred taxes of $191,000 and a decrease in other assets of $319,000.

       In the nine month period ended June 30, 1997, financing activities used funds of $1,073,000 compared to providing funds of $1,930,000 in 1996. In both periods, the repayment of debt was the primary use of funds and amounted to $1,197,000 in 1997 and $1,000,000 in 1996. In 1996, $2,500,000 was borrowed under the terms of a five year term loan to substantially fund the expansion of warehouse and office facilities at CRI. Cash used for investing activities, in the current period, decreased $844,000 compared to 1996 due to reduced additions to property and equipment of $1,772,000 partially offset by net purchases of investments held-to-maturity of $928,000.

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

PART II                      OTHER INFORMATION

Item 5.      Other Information.


        (a) On June 5, 1995, the Company's Registration Statement (Registration No. 33-59935) on Form S-3 (the "Registration Statement") was declared effective to register under the Securities Act of 1933 and Rule 415 thereunder the continuous resale, by Prospectus dated June 5, 1995 (the "Prospectus"), of up to 232,452 shares of Common Stock of the Company which the Company by that date had issued to the former stockholders (the "Selling Stockholders") of the Company's Catalog Resources, Inc. ("CRI") subsidiary pursuant to an Agreement dated April 1, 1993, as amended, among the Company, CRI and the Selling Stockholders. On October 24, 1995, the Company effected a 2 for 1 stock split by paying a 100% stock dividend on all shares of its Common Stock outstanding on October 6, 1995 (the "Stock Split"), including the 232,452 shares covered by the Registration Statement and Prospectus.

        Pursuant to Rule 416 under the Securities Act of 1933 and the Company's Undertakings set forth in Item 17 of Part II of the Registration Statement, the Company hereby amends the Registration Statement and the Prospectus to reflect the effect of the Stock Split by doubling each reference in the Registration Statement and/or the Prospectus to a specific number of shares of the Company's Common Stock.

        (b) On August 7, 1997, the Company announced the appointment of Mr. William Rella as President and Chief Operating Officer. Mr. Rella's most recent position was President of the Continuity Fulfillment and related Computer Services Division. Mr. Arnold J. Scheine remains Chairman and Chief Executive Officer and will remain head of International Telecommunications. Also announced was the resignation of Mr. Marvin Cohen, a founder of the Company, from the Board of Directors. Mr. Rella has been appointed to the Board of Directors for the remainder of Mr. Cohen's term. Mr. Cohen, who will continue as the Executive Vice President and Secretary of the Company, expressed no disagreement with the Company's operations, policies or practices.


Item 6.      Exhibits and Reports on Form 8-K.

        (a)  Exhibit 11 - Computation of earnings per share.

        (b) Reports on Form 8-K - LCS Industries, Inc. filed a Form 8-K dated June 9, 1997, in which the Company announced its decision to take a non-recurring charge of approximately $1,000,000 to net income for the third quarter ending June 30, 1997 as the result of its decision to write off the entire investment in McIntyre and King, Ltd., a United Kingdom-based telemarketing, fulfillment and mailing services company acquired in April, 1997. The actual loss on investment charged to net income was $901,000.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   Clifton, New Jersey
        August 8, 1997


                                               LCS INDUSTRIES, INC.
                                                   (Registrant)


                                               By:   /s/ Arnold J. Scheine
                                                     ---------------------
                                                     Arnold J. Scheine
                                                     Chairman
                                                     (Chief Executive Officer)



                                               By:   /s/ Pat R. Frustaci
                                                     -------------------
                                                     Pat R. Frustaci
                                                     Vice President-Finance
                                                     (Chief Financial Officer)