Form 10-K
period 1997-09-30
LCS INDUSTRIES INC
filed 1997-12-23
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934: (FEE REQUIRED)

For the fiscal year ended September 30, 1997         Commission File No. 0-12329



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

                 Registrant's telephone number: (973) 778-5588

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, based on the average of high and low sales prices for December 1, 1997: $70,719,894. The number of shares of Common Stock ($.01 par value) outstanding as of December 1, 1997: 4,810,714.

                       DOCUMENTS INCORPORATED BY REFERENCE

               The Proxy Statement in respect of the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III hereof to the extent indicated in that Part. This Form 10-K consists of 47 pages. Index to exhibits is located at page 38.

                                     Part I

Item 1.        Business.

              LCS Industries, Inc. ("LCS" or the "Company"), a Delaware corporation, provides outsourced direct marketing services and specializes in fulfillment, list marketing and computer services. LCS was incorporated in November, 1969.

               Contribution to total sales for the three most recent fiscal years by the type of service described above is as follows:

                                                 Fiscal Year Ended September 30,
                                                --------------------------------
                                                1997          1996          1995
                                                ----          ----          ----
Fulfillment services .................           38%          37%            39%
Computer services ....................           18%          19%            13%
List marketing services ..............           44%          44%            48%

               On September 6, 1995, the Company announced that it had entered into an agreement to provide computer services through the building of a marketing database for a major non-U.S. communications company. The total expected revenues through June, 1998 will approximate $40 million. Initial revenues under the contract were recorded during the fourth quarter of the fiscal year ended September 30, 1995. Revenues recognized under the contract amounted to 15% of consolidated sales for the fiscal year ended September 30, 1997.

               In June, 1997, the Company recorded a loss on investment of $954,000 (currently $863,000 net of taxes) representing a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.17 per share in the current fiscal year. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provides for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs. On November 28, 1997, the Company received a payment from M&K of approximately $210,000 in final settlement of a portion of the down payment, which will be recorded in other income in the quarter ended December 31, 1997.

               On October 6, 1997, the Company announced the recording of a non-recurring charge of $960,000 ($570,000 net of taxes or $.11 per share) in the period ended September 30, 1997 relating to death benefits payable under employment agreements and other severance amounts due the Company's former Chairman, the late Arnold J. Scheine who passed away on September 22, 1997.

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

               During the 1996 fiscal year, the outbound telemarketing operation was integrated into the customer service function within continuity fulfillment.

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

               International Telecommunications

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

               Although, during fiscal 1997, revenues recognized in connection with the contract to provide computer services to a non-U.S. communications company amounted to 15% of consolidated sales, management does not believe that the loss of any single customer would have a severe impact (as defined in Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties" issued by the American Institute of Certified Public Accountants in December, 1994) on the Company and its subsidiaries taken as a whole. This contract contributes significantly to the profits of the Company. Historically, the Company has been successful in replacing completed contracts. While the current contract extends through June, 1998, there is no assurance that a replacement project will be obtained.


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

               In the case of approximately 34% of the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1997, various payment terms exist ranging from payable upon receipt of invoice to 60 days from date of invoice, and in the case of substantially all of the balance (primarily those of SpeciaLISTS), payment terms are 60 days after the client's mailing date.

               Management believes that the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1997, net of the allowance for doubtful accounts reflected on the consolidated balance sheet as at such date included in the Consolidated Financial Statements, are collectable in the ordinary course of business.

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


Employees

               As of December 1, 1997, the Company employed 1,346 persons, of whom 953 were employed on a full-time basis. LCS does not have any collective bargaining agreements with its employees and believes its relations with its employees to be good.

Item 2.        Properties.

               The Company and its subsidiaries lease or sublease facilities at the locations and under leases or subleases summarized as follows and in Note 12 of Notes to Consolidated Financial Statements:


                                               Square             Expiration
          Location                              Feet                 Date
          --------                              ----                 ----
120 Brighton Road, Clifton, NJ (1)             78,645             September 2000
1200 Harbor Blvd., Weehawken, NJ (2)           18,100             June  2003
Jonathan's Landing, Magnolia, DE (4)           17,000             Month to Month
100 Enterprise Place, Dover, DE (1)(5)         55,000             Month to Month
97 Commerce Way, Dover, DE (1)                124,000             October 2005
155 Commerce Way, Dover, DE (1) (3)            35,530             July  1999
2 McKee Road, Dover, DE (4)                    29,000             Month to Month
155 Commerce Way, Dover, DE (4)                56,762             April 1999
5725 S. University Dr., Davie, FL (2)          11,550             April 2002
555 Grove Street, Herndon, VA (2)               1,495             December 1998
European Economic Community (2)                 8,000             June 1998
                                             --------

                                  TOTAL       435,082

---------------
(1)            Office, warehouse, production
(2)            Office
(3)            Five year renewal option available
(4)            Warehouse
(5)            Sublease




Item 3.        Legal Proceedings

               None.


Item 4.        Submission of Matters to a Vote of Security Holders.

               None.

                                     Part II

Item 5.        Market for  Registrant's  Common  Equity  and Related Stockholder
               Matters.

Quarterly Stock Price Information

The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol LCSI. The following table sets forth the quarterly high and low sales prices of the common stock, as quoted on Nasdaq. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

In the first quarter of fiscal 1993, an initial cash dividend of $.10 per share was paid. Regular quarterly dividends of $.025 share were paid from the second quarter of fiscal 1993 through the first quarter of fiscal 1995 and $.0375 per share were paid through the first quarter of fiscal 1996. Commencing in the second quarter of fiscal 1996, subsequent to the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995, regular quarterly dividends of $.025 per share were paid. Effective with the second quarter of fiscal 1997, regular quarterly dividends of $.0375 per share were paid.

As of December 1, 1997, there were 124 registered holders and an estimated 2,400 beneficial holders of record of the Company's common stock.

                                                  Price                                                               Price
------------------------------------------------------------------------------------------------------------------------------------
                                            High        Low                                                     High          Low
------------------------------------------------------------------------------------------------------------------------------------
    Fiscal Year Ended                                            Fiscal Year Ended
    September 30, 1997                                           September 30, 1996
         1st Quarter...................   $15 1/2     $12 1/2         1st Quarter........................      $19 3/4      $13
         2nd Quarter...................    16 1/8      13 1/2         2nd Quarter........................       28           12 3/8
         3rd Quarter...................    17 1/4      13 3/4         3rd Quarter........................       27           10 1/4
         4th Quarter...................    20          14             4th Quarter........................       15 3/4        9 1/2

Item 6.                       Selected Financial Data.

Five Year Review
Income Statement Data
(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
Years Ended September 30,                              1997            1996           1995          1994           1993
-------------------------------------------------------------------------------------------------------------------------
Sales .........................................     $ 100,627      $  95,570      $  78,863      $  62,690     $  53,002
Cost of sales .................................        69,384         66,120         54,717         46,986        39,433
Gross profit ..................................        31,243         29,450         24,146         15,704        13,569
Selling and administrative expenses ...........        17,906         16,679         13,653         13,270        12,094
Dividend and interest (income) expense, net ...        (1,000)          (553)          (167)            65            (3)
Other expense (Note 1) ........................         1,914           --             --             --             385
Income before income taxes ....................        12,423         13,324         10,660          2,369         1,093
Net income ....................................         6,987          7,838          6,329          1,375           626
Per common and common equivalent share (Note 2)
Primary earnings (Note 1) .....................          1.37           1.53           1.33            .32           .16
Weighted average number of shares outstanding .         5,104          5,118          4,755          4,306         3,841
Fully diluted earnings (Note 1) ...............          1.35           1.53           1.25            .32           .16
Weighted average number of shares outstanding .         5,180          5,125          5,050          4,307         3,847
Dividends per share ...........................          .138           .094           .066           .045           .08
-------------------

Note 1 - For 1997, includes write-off of the Company's investment in McIntyre and King, Ltd of $954,000 (currently
               $863,000 net of taxes or $.17 per share) and a non-recurring charge of $960,000 ($570,000 net of taxes or $.11 per share) related to the death benefits under employment agreements and other severance amounts due the Company's former
               Chairman.

Note 2 - 1995 and prior years have been retroactively restated to reflect the 10% stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

Balance Sheet Data
(In thousands)
--------------------------------------------------------------------------------------------
September 30,                         1997        1996        1995         1994        1993
--------------------------------------------------------------------------------------------
Working capital ................     $26,799     $19,359     $10,569     $ 4,673     $ 3,460
Total assets ...................      69,509      64,970      49,737      31,815      28,983
Long-term debt and capital
      lease obligations - net of
       current portion .........       3,445       4,583       3,436       1,805       1,983
Stockholders' equity ...........      38,276      30,861      22,048      12,865      11,339
-------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by data derived from the Company's Consolidated Statements of
Income:

---------------------------------------------------------------------------------
Year Ended September 30,                            1997        1996        1995
---------------------------------------------------------------------------------
Sales ......................................       100.0%      100.0%      100.0%
Cost of sales ..............................        69.0        69.2        69.4
                                                   -----       -----       -----
Gross profit ...............................        31.0        30.8        30.6
Selling and administrative .................        17.8        17.4        17.3
Dividend and interest (income) expense, net         (1.0)        (.6)        (.2)
Other expense ..............................         1.9          --          --
                                                   -----       -----       -----
Income before income taxes .................        12.3        14.0        13.5
Provision for income taxes .................         5.4         5.8         5.5
                                                   -----       -----       -----
Net income .................................         6.9%        8.2%        8.0%
                                                   =====       =====       =====


Fiscal Year 1997 Compared to Fiscal Year 1996

Sales in 1997 increased $5.1 million (5%) compared to 1996 principally as a result of a $2.9 million (8%) increase in fulfillment services and a $2.1 million (5%) increase in list marketing. The increase in fulfillment services sales reflects 16% increases in both continuity and catalog fulfillment services partially offset by a decrease of 82% in inbound telemarketing revenues, which is in line with the Company's program to de-emphasize this activity. The continuity increase was primarily the result of increased billings to existing customers while the catalog increase resulted from billings to new customers, increased billings to existing customers partially offset by the loss of billings to several customers upon their acquisition by third parties. Computer services revenues were comparable to the prior year and continue to benefit from the revenues related to the previously announced $40 million contract to build a marketing database for a major non-U.S. communications company. The contract extends through June, 1998. Revenue is recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for the contract. Initial revenues from this contract were recorded in the last quarter of fiscal 1995. The list marketing increase resulted generally from an expanded customer base and increased volume with continuing customers.

Gross profit in 1997 increased $1.8 million (6%) compared to 1996. Gross profit, as percentage of sales, was 31% in both fiscal 1997 and 1996. Both fiscal years include the favorable impact from the margin associated with the computer services revenues, as described above.

Selling and administrative expenses in 1997 increased $1.2 million (7%) compared to 1996. Selling and administrative expenses, as a percentage of sales, were 18% in the current year compared to 17% in the comparable prior period. The increase in the amount of these expenses reflects increased expenses associated with incremental revenues and higher outlays for professional fees primarily related to investment banking, financial public relations and expansion activities.

Net dividend and interest income in 1997 increased $445,000 from 1996. Dividend and interest income in 1997 increased $453,000 (46%) from 1996 as a result of a higher level of funds available for reinvestment and marginally higher interest rates. Interest expense was comparable in both fiscal years. The unsecured line of credit held available for the Company was not used during either fiscal year.

Other expense during the current fiscal year includes the June, 1997 recorded loss on investment of $954,000 (currently $863,000 net of taxes) representing a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.17 per share in the current fiscal year. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provides for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs. On November 28, 1997, the Company received a payment from M&K of approximately $210,000 in final settlement of a portion of the down payment, which will be recorded in other income in the quarter ended December 31, 1997. On October 6, 1997, the Company announced the recording of a non-recurring charge of $960,000 ($570,000 net of taxes or $.11 per share) in the period ended September 30, 1997 relating to death benefits payable under employment agreements and other severance amounts due the Company's former Chairman, the late Arnold J. Scheine who passed away on September 22, 1997.

The effective tax rate in 1997 was 44% compared to 41% in 1996. The provisions for taxes for the two fiscal years reflect relatively normal relationships between book income and taxes thereon with the exception of the loss on investment in M&K, as described above. The Company currently does not anticipate realizing sufficient capital gains during the tax carryforward period to offset this capital loss and, accordingly, no tax benefit has been recorded.

Net income for 1997 decreased $851,000 (11%) compared to 1996 primarily as a result of the other expense charges, described above, partially offset by higher contribution levels for the continuity and catalog operations. Excluding the impact of the other expense charges, net income would have increased $587,000 or 7%.


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

Net income for 1996 increased 24% compared to 1995 primarily as a result of the profit derived from computer services increased revenues, improved contribution of the continuity fulfillment operation partially offset by reduced contribution from the catalog fulfillment operation.

Liquidity and Capital Resources

Working capital at September 30, 1997 increased to $26,799,000 from $19,359,000 at the prior year end. Current assets increased $5,555,000 principally from increases  in cash and  investments  -  held-to-maturity  partially  offset by a decrease in accounts receivable. Current liabilities decreased $1,884,000 primarily as a result of a decrease in deferred revenue partially offset by increases in accrued salaries and commissions and other accrued expenses. At September 30, 1997, the ratio of long-term debt to equity was .09 to 1.

For the fiscal year ended September 30, 1997, cash generated by operations decreased $6,526,000 over such amounts generated in 1996. The decrease was primarily attributable to decreases in net income of $851,000 and in adjustments to net income and changes in operating assets and liabilities of $5,675,000. This decrease in adjustments to net income and changes in operating assets was primarily the result of a decrease in deferred revenue of $8,541,000 and an increase in prepaid expenses of $722,000 partially offset by a decrease in accounts receivable of $2,004,000 and increases in accounts payable and accrued expenses of $2,019,000.

Cash used in investing activities decreased $9,218,000 over the prior year. This decrease was primarily attributed to a decline in additions to investments of $6,619,000 and a reduction in additions to property and equipment of $2,599,000.

During the current fiscal year, funds used by financing activities increased $3,230,000, primarily as a result of lower borrowings of $2,500,000, reduced funds from the exercise of stock options of $260,000 and lower proceeds from Employee Stock Purchase Plan and employment agreement purchases of $47,000 combined with increased repayments of debt of $197,000 and dividend payments of $227,000.

Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders in cash or stock up to an aggregate of $10,000,000. Under such purchase agreement, the Company will pay $1,012,500 on January 1, 1998 bringing the total payments to that date to $5,950,000. As outlined in Note 2 to the accompanying consolidated financial statements, the present value of the remaining obligation of $6,075,000, at September 30, 1995 was recorded at that time resulting in an increase in goodwill at that date of $4,478,000.

Management believes cash generated from current operations and other liquid assets combined with the available bank credit line will be sufficient to meet cash flow needs during the 1998 fiscal year, including the payment to former CRI shareholders due January 1, 1998.

Recently Issued Accounting Standards

In March, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share", which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 is effective for Financial Statements issued for periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management of the Company does not believe that there will be any material effect from adopting SFAS No. 128.

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires a reconciliation of net income to comprehensive income in the financial statements. Comprehensive income includes items that are excluded from net income and reported as components of stockholders' equity, such as unrealized gains and losses on certain investments in debt and equity securities, foreign currency items and minimum pension liability adjustments. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe there will be any material effect from adopting SFAS No. 130.

In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet fully determined what additional disclosures may be required in connection with adopting SFAS No. 131.

Item 8.        Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT






Board of Directors and Stockholders of
LCS Industries, Inc.
Clifton, New Jersey


We have audited the accompanying consolidated balance sheets of LCS Industries, Inc. and Subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LCS Industries, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.




/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Parsippany, NJ
November 4, 1997
(November 28, 1997 as to Note 13)

                              LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME



For the Years Ended September 30, .....          1997               1996               1995
                                            -------------      -------------      -------------
Net sales .............................     $ 100,627,292      $  95,570,436      $  78,863,443
Cost of sales .........................        69,383,846         66,120,153         54,717,497
                                            -------------      -------------      -------------
Gross profit ..........................        31,243,446         29,450,283         24,145,946
Selling and administrative expenses ...        17,905,852         16,678,548         13,653,493
Other (income) expense:
   Dividend and interest income .......        (1,442,707)          (990,108)          (354,600)
   Interest expense ...................           443,642            437,198            187,461
   Other expense ......................         1,914,000               --                 --
                                            -------------      -------------      -------------
Income before income taxes ............        12,422,659         13,324,645         10,659,592
Provision for income taxes ............         5,436,000          5,487,000          4,331,000
                                            -------------      -------------      -------------
Net income ............................     $   6,986,659      $   7,837,645      $   6,328,592
                                            =============      =============      =============

Per common and common equivalent share:
Primary earnings ......................     $        1.37      $        1.53      $        1.33
                                            =============      =============      =============

Fully diluted earnings ................     $        1.35      $        1.53      $        1.25
                                            =============      =============      =============

Dividends .............................     $        .138      $        .094      $        .066
                                            =============      =============      =============

                        See Notes to Consolidated Financial Statements.

                                    LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS


September 30,                                                            1997               1996
                                                                     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................     $ 14,619,271      $ 11,893,982
   Investments - held-to-maturity ..............................       14,410,101        10,435,026
   Accounts receivable (less allowance
       for doubtful accounts: 1997 - $496,000
       and 1996 - $627,000) ....................................       23,163,774        24,519,050
   Prepaid expenses and other current assets ...................        1,460,990         1,596,819
   Deferred taxes ..............................................          684,000           338,000
                                                                     ------------      ------------
     Total current assets ......................................       54,338,136        48,782,877
                                                                     ------------      ------------

Investments - available-for-sale, net ..........................          123,708           369,722
Property and equipment, net ....................................        7,093,790         7,549,229
Goodwill (net of accumulated amortization: 1997 -
    $806,204 and 1996 - $519,855) ..............................        7,280,977         7,567,326
Other assets ...................................................          672,656           700,793
                                                                     ------------      ------------
                                                                     $ 69,509,267      $ 64,969,947
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................     $ 14,798,326      $ 14,726,387
   Accrued salaries and commissions ............................        3,127,141         2,389,837
   Other accrued expenses ......................................        3,899,876         2,513,841
   Income taxes payable ........................................          290,407           215,635
   Current portion of long-term debt ...........................        1,087,511         1,047,989
   Current portion of capital lease obligations ................          211,580           390,399
   Deferred revenue ............................................        4,124,699         8,139,767
                                                                     ------------      ------------
     Total current liabilities .................................       27,539,540        29,423,855
                                                                     ------------      ------------

Long-term debt, net of current portion .........................        3,444,533         4,331,542
Capital lease obligations, net of current portion ..............             --             250,997
Deferred taxes .................................................          249,000           103,000

                                    LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                (continued)


September 30,                                                            1997               1996
                                                                     ------------      ------------

Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued 1997 - 4,854,847
       shares and 1996 - 4,611,487 shares ......................           48,548            46,115
   Common stock issuable .......................................        1,490,431         1,945,983
   Additional paid-in capital ..................................        8,702,971         7,223,263
   Retained earnings ...........................................       28,245,206        21,887,737
                                                                     ------------      ------------
                                                                       38,487,156        31,103,098
   Less:  Treasury stock, at cost, 187,766 shares ..............         (207,953)         (207,953)
          Available-for-sale securities valuation adjustment,
            net of deferred income taxes ....................              (3,009)          (34,592)
                                                                     ------------      ------------
     Total stockholders' equity ................................       38,276,194        30,860,553
                                                                     ------------      ------------
                                                                     $ 69,509,267      $ 64,969,947
                                                                     ============      ============


                         See Notes to Consolidated Financial Statements.

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 Common Stock
                                                $.01 Par Value                Common        Additional
                                        -----------------------------------   Stock           Paid-in
Balance                                    Shares            Amount          Issuable         Capital
                                        ---------------------------------------------------------------
October 1, 1994 .................        1,909,337     $     19,093      $    967,788      $  2,261,497
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........           63,613              636          (506,250)          505,614
  Present value of future
    stock distributions .........             --               --           1,945,983              --
Exercise of stock options .......          127,230            1,273              --             651,260
Stock dividend - 10% ............          179,929            1,799              --           1,527,597
Stock dividend - 100% ...........        2,061,087           20,611              --             (20,611)
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....            6,690               67              --              80,098
Dividends paid ..................             --               --                --                --
Valuation adjustment ............             --               --                --                --
Tax benefit of exercise of
  stock options .................             --               --                --             426,000
Net income ......................             --               --                --                --
                                         ---------     ------------       -----------       -----------
September 30, 1995 ..............        4,347,886           43,479         2,407,521         5,431,455

Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........           34,621              346          (461,538)          461,192
Exercise of stock options .......          216,903            2,169              --             617,504
Stock Dividend - converted shares              360                4              --                 251
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....           11,717              117              --             153,861
Dividends paid ..................             --           (401,762)             --                --
Valuation adjustment, net .......             --               --                --                --
Tax benefit of exercise of
  stock options .................             --               --                --             559,000
Net income ......................             --               --                --                --
                                         ---------     ------------       -----------       -----------
September 30, 1996 ..............        4,611,487           46,115         1,945,983         7,223,263

                                                                 Treasury Stock -          Available-for-
                                                                     at Cost               Sale Securities
                                         Retained           ---------------------------        Valuation
Balance                                  Earnings           Shares            Amount          Adjustment          Total
-------                                  --------           ------            ------          ----------          -----
October 1, 1994 .................     $  9,912,936           187,766      ($   207,953)     ($    87,969)     $ 12,865,392
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........             --                --                --                --                --
  Present value of future
    stock distributions .........             --                --                --                --           1,945,983
Exercise of stock options .......             --                --                --                --             652,533
Stock dividend - 10% ............       (1,529,396)             --                --                --                --
Stock dividend - 100% ...........             --                --                --                --                --
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....             --                --                --                --              80,165
Dividends paid ..................         (260,278)             --                --                --            (260,278)
Valuation adjustment ............             --                --                --               9,132             9,132
Tax benefit of exercise of
  stock options .................             --                --                --                --             426,000
Net income ......................        6,328,592              --                --                --           6,328,592
                                      ------------          --------      ------------      ------------      ------------
September 30, 1995 ..............       14,451,854           187,766          (207,953)          (78,837)       22,047,519

Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........             --                --                --                --                --
Exercise of stock options .......             --                --                --                --             619,673
Stock Dividend - converted shares             --                --                --                --                 255
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....             --                --                --                --             153,978
Dividends paid ..................         (401,762)             --                --                --            (401,762)
Valuation adjustment, net .......             --                --                --              44,245            44,245
Tax benefit of exercise of
  stock options .................             --                --                --                --             559,000
Net income ......................        7,837,645              --                --                --           7,837,645
                                      ------------          --------      ------------      ------------      ------------
September 30, 1996 ..............       21,887,737           187,766          (207,953)          (34,592)       30,860,553

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Common Stock
                                                $.01 Par Value                Common        Additional
                                        -----------------------------------   Stock           Paid-in
Balance                                    Shares            Amount          Issuable         Capital
                                        ---------------------------------------------------------------
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........           38,762              388          (455,552)          455,164
Exercise of stock options .......          195,675            1,956              --             517,543
Stock Dividend - converted shares              318                3              --                 218
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....            8,605               86              --             106,783
Dividends paid ..................             --               --                --                --
Valuation adjustment, net .......             --               --                --                --
Tax benefit of exercise of
  stock options .................             --               --                --             400,000
Net income ......................             --               --                --                --
                                         ---------     ------------       -----------       -----------
September 30, 1997 ..............        4,854,847     $     48,548      $  1,490,431      $  8,702,971
                                         =========     ============      ============      ============

                                                                 Treasury Stock -          Available-for-
                                                                     at Cost               Sale Securities
                                         Retained           ---------------------------        Valuation
Balance                                  Earnings           Shares            Amount          Adjustment          Total
-------                                  --------           ------            ------          ----------          -----
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........             --                --                --                --                --
Exercise of stock options .......             --                --                --                --             519,499
Stock Dividend - converted shares             --                --                --                --                 221
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....             --                --                --                --             106,869
Dividends paid ..................         (629,190)             --                --                --             629,190
Valuation adjustment, net .......             --                --                --              31,583            31,583
Tax benefit of exercise of
  stock options .................             --                --                --                --             400,000
Net income ......................        6,986,659              --                --                --           6,986,659
                                      ------------          --------      ------------      ------------      ------------
September 30, 1997 ..............     $ 28,245,206           187,766      ($   207,953)     ($     3,009)     $ 38,276,194
                                      ============           =======      ============      ============      ============

                                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,                                   1997             1996               1995
                                                               ------------      ------------      ------------
Increase  (Decrease)  in cash and cash  equivalents
Cash flows from operating activities:
   Net income ............................................     $  6,986,659      $  7,837,645      $  6,328,592
                                                               ------------      ------------      ------------
Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation and amortization .....................        2,504,699         2,321,718         1,861,883
       Deferred income taxes .............................         (220,600)          (21,000)          (95,000)
       Provision for doubtful accounts receivable ........          119,000            65,000           121,625
       Gains on sales of equipment .......................             --                --              (9,750)
       Gain on sale of available-for-sale securities, net              (474)           (1,046)             --
                                                               ------------      ------------      ------------
       Total adjustments .................................        2,402,625         2,364,672         1,878,758
   Changes in operating assets and liabilities:
       Accounts receivable ...............................        1,236,276          (768,131)       (6,021,005)
       Prepaid expenses and other current assets .........         (426,921)          295,018          (660,616)
       Accounts payable and accrued expenses .............        2,366,400           347,847         3,778,404
       Income taxes payable ..............................           74,450           215,635          (153,803)
       Deferred revenue ..................................       (4,015,068)        4,525,436         3,614,331
       Security deposits .................................           12,893           331,262          (581,846)
       Other, net ........................................           15,244            29,111           (58,976)
                                                               ------------      ------------      ------------
       Total adjustments and changes .....................        1,665,899         7,340,850         1,795,247
                                                               ------------      ------------      ------------
   Net cash provided by operating activities .............        8,652,558        15,178,495         8,123,839
                                                               ------------      ------------      ------------
Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Borrowings ........................................             --           2,500,000              --
       Repayments ........................................       (1,448,425)       (1,251,888)       (1,117,273)
   Dividends paid ........................................         (628,969)         (401,507)         (260,278)
   Exercise of stock options .............................          919,499         1,178,673         1,078,533
   Employee Stock Purchase Plan and employment
       agreement proceeds ................................          106,869           153,978            80,165
                                                               ------------      ------------      ------------
   Net cash (used in) provided by financing activities ...       (1,051,026)        2,179,256          (218,853)
                                                               ------------      ------------      ------------
Cash flows from investing activities:
   Additions to property and equipment ...................       (1,762,911)       (4,362,085)       (1,589,400)
   Net (purchases) sales of investments ..................       (3,113,332)       (9,732,515)          535,068
   Proceeds from sales of equipment ......................             --                --             100,688
                                                               ------------      ------------      ------------
   Net cash used in investing activities .................       (4,876,243)      (14,094,600)         (953,644)
                                                               ------------      ------------      ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents .............        2,725,289         3,263,151         6,951,342
   Cash and cash equivalents at beginning of year ........       11,893,982         8,630,831         1,679,489
                                                               ------------      ------------      ------------
   Cash and cash equivalents at end of year ..............     $ 14,619,271      $ 11,893,982      $  8,630,831
                                                               ============      ============      ============

                                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Continued from previous page.


For the Years Ended September 30,                                   1997              1996              1995
                                                                -----------       -----------       -----------
Supplementary disclosures of cash flow information:
Cash paid during the period for:
       Interest .........................................       $   273,000       $   219,000       $   153,000
       Income taxes .....................................       $ 5,337,000       $ 4,261,000       $ 4,637,000

Supplemental disclosures of non-cash investing and financing activities:

   Acquisition of business:
       Fair value of assets acquired ....................       $      --         $      --         $ 4,478,091
       Issuance of debt .................................              --                --          (2,532,108)
       Common stock issuable ............................              --                --          (1,945,983)
                                                                -----------       -----------       -----------
       Liabilities assumed ..............................       $      --         $      --         $      --
                                                                ===========       ===========       ===========

       For the years ended September 30, 1997, 1996 and 1995, $455,552, $461,538 and $506,250 of common stock issuable was converted into 38,762, 34,621 and 139,948 shares, respectively, of the Company's common stock in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.

   Capital lease obligations:
       For the year ended September 30, 1995, capital lease obligations of $216,000, were incurred for the leasing of equipment. There were no capital lease obligations entered into during the years ended September 30, 1997 and 1996.

   Valuation adjustment:
       For the years ended September 30, 1997, 1996, and 1995, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $31,583, $44,245, and $9,132, net of deferred income taxes.

   Stock Dividends:
       During Fiscal 1997, 318 shares of the Company's common stock were paid as dividends upon exchange of 133 shares of the Company's "old" common stock.

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

                 See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies


A - Business and Consolidation - The consolidated financial statements include the accounts of LCS Industries, Inc. and its Subsidiaries (the "Company"). The Company provides outsourcing services specializing in international telecommunications, fulfillment, list and computer services. The Company's services are performed within the United States and Canada except for a computer services contract with a non-U.S. communications company. All material intercompany transactions and balances have been eliminated in consolidation.

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

C - Cash and cash equivalents - Cash and cash equivalents include short-term cash investments with maturities of three months or less at date of acquisition. Such investments are carried at cost, which approximates market, and amounted to $12,931,369 and $9,835,000 at September 30, 1997 and 1996, respectively.

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

E - Long-Lived Assets - Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS 121") , "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of September 30, 1997, there had been no impairment in the carrying value of long-lived assets.

F - Property and equipment - Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated serviceable lives of the respective assets or the initial or remaining terms of leases. Leasehold improvements are amortized, using the straight-line method, over the shorter of the estimated useful life of the asset or the life of the lease.

G - Goodwill - Represents the unamortized excess cost of acquiring Catalog Resources, Inc. over the fair value of the net assets received at the acquisition date. This asset is being amortized on the straight-line basis over 30 years. The consolidated statements of operations for the fiscal years ended September 30, 1997, 1996 and 1995 include goodwill amortization of $286,300, $286,400 and $123,500, respectively. The Company regularly assesses the recoverability of goodwill in accordance with the provisions of SFAS No.
121.

H - Revenue recognition - Sales and related cost of sales are recognized when services are performed. Revenues under long-term consulting contracts are recognized based on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for each contract. Deferred revenue represents billings in excess of revenues recognized as sales.

I - Income taxes - The Company records income taxes based on the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

J - Earnings Per Common Share - Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during the year. Stock options are common stock equivalents. For the years ended September 30, 1997, 1996 and 1995, the weighted average number of shares used in determining primary earnings per common share was 5,103,838, 5,118,085 and 4,755,365, respectively. For the same periods, the weighted average number of shares used in determining fully diluted earnings per common share was 5,179,756, 5,124,568 and 5,049,958, respectively. Fully diluted earnings per common share is presented due to the effect of dilution resulting from outstanding options calculated using the year end stock market price (such market price is higher than the average quarterly price used in computing primary earnings per common share).

The weighted average shares used in the computations of fiscal years 1997, 1996 and 1995 primary and fully diluted earnings per share include the shares issuable in accordance with the agreement, as amended, relating to the acquisition of Catalog Resources, Inc. The weighted average shares used in the computations of fiscal 1995 primary and fully diluted earnings per share have been restated to reflect the 10% stock dividend paid January 31, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995. Other references to shares and per share data, as appropriate, reflect the effects of these stock dividends.

K - Reclassifications - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.


Note 2 - Acquisition

On April 1, 1993, the Company completed the purchase of all the outstanding stock of Catalog Resources, Inc. ("CRI"). CRI's results of operations are included in the Company's Consolidated Statements of Income from that date. The initial purchase price was $3,500,000. In addition, certain additional payments could have been earned by the former CRI shareholders if CRI's pretax income, as defined by the agreement, reached certain amounts during the next five years. Of the initial purchase price, $1,500,000 was paid at the closing, consisting of $750,000 in cash and 267,378 shares of the Company's common stock and the balance payable in amounts of $400,000 on April 1 of each of the next five years, with payments to be 50 percent in cash and 50 percent in stock. On April 1, 1994, $400,000 was paid, consisting of $200,000 in cash and 57,578 shares of the Company's common stock.

Effective August 1, 1994, the purchase agreement was amended to limit to $8,100,000 the aggregate amount of additional purchase consideration to be paid in addition to the $1,900,000 paid at such date. The additional amount to be paid is based upon the operating performance of CRI over the eight year period beginning October 1, 1993. Based upon CRI's earnings for each fiscal year ending on September 30, a maximum annual payment of $1,012,500 is payable in January of the following year, which amount is subject to a dollar-for-dollar reduction based on CRI's operating results. Such payments are calculated separately for each year. Each payment will consist of 50 percent in cash and 50 percent in common stock of the Company with the maximum number of shares to be delivered under the purchase agreement, as amended, not to exceed 660,000 shares. The portion of these payments not made in stock is payable in cash. The number of shares to be issued will be based on the market value, as defined, of the common stock at the future payment dates. Based on the terms of the amended agreement and the achievement of the required operating results for the preceding fiscal year, payments of $1,012,500, one half in cash and one half in stock, were made on January 1, 1995, 1996 and 1997. As of September 30, 1997, 538,287 shares had been delivered under the provisions of the purchase agreement, as amended.

Based on an evaluation at September 30, 1995 of current operations and anticipated future operating results, it was considered probable at that date that future CRI earnings levels would be attained which would require the maximum future payments of $6,075,000 to be made. As a result, the present value (interest at 8.75%) of those payments was recorded at September 30, 1995; $2,532,108 as long-term debt and $1,945,983 as common stock issuable, with a corresponding increase in goodwill. The common stock issuable amount reflects the maximum number of shares (660,000 less those shares issued and delivered prior to September 30, 1995) issuable under the terms of the purchase agreement, as amended, based on the market price of the Company's common stock at September 30, 1995. This amount is subject to adjustment, based on the future movements in the market price of the Company's common stock. No adjustment was recorded during the current fiscal year. Based on the operating results for the fiscal year ended September 30, 1997, the January 1, 1998 scheduled payment of $1,012,000 will be paid.


Note 3 - Investments

During the years ended September 30, 1997 and 1996, the valuation account related to the available-for-sale marketable securities portfolio was adjusted to reflect increases in market values of $31,583 and $44,245, respectively, net of deferred taxes.

The following table sets forth the components of investments held at September 30, 1997:

                                                              Market     Unrealized Holding
Available-for-sale:                           Cost            Value            Loss
-------------------------------------------------------------------------------------------
U.S. Government due January 31, 1999     $    24,996     $    24,695     $      (301)
Equity securities                            103,799          99,013          (4,786)
-------------------------------------------------------------------------------------------
Total                                    $   128,795     $   123,708     $    (5,087)
-------------------------------------------------------------------------------------------
Held-to-maturity:
-------------------------------------------------------------------------------------------
Commercial paper-various issues          $14,410,101     $14,410,101     $         0
-------------------------------------------------------------------------------------------

During the year ended September 30, 1997, proceeds from redemptions of investments were $24,445,993 resulting in a realized gain of $474. The Company uses specific identification for securities sold.

The following table sets forth the components of investments held at September 30, 1996:

                                                                 Market    Unrealized Holding
Available-for-sale:                              Cost            Value           Loss
---------------------------------------------------------------------------------------------
U.S. Government due January 31, 1999        $    24,996       $    24,375      $   (621)
Equity securities                               402,318           345,347       (56,971)
---------------------------------------------------------------------------------------------
Total                                       $   427,314       $   369,722      $(57,592)
---------------------------------------------------------------------------------------------

Held-to-maturity:
---------------------------------------------------------------------------------------------
Commercial paper-various issues             $10,435,026       $10,435,026      $      0
---------------------------------------------------------------------------------------------


During the year ended September 30, 1996, proceeds from redemptions of investments were $702,511 resulting in a realized gain of $1,046. The Company uses specific identification for securities sold.

Note 4 - Allowance for Doubtful Accounts

Activity in the Allowance for Doubtful Accounts for the three years ended September 30, 1997 includes:

-------------------------------------------------------------------------------------------------
Year Ended September 30,                             1997               1996              1995
-------------------------------------------------------------------------------------------------
Balance at beginning of year                      $627,000            $624,000           $585,000
Additions - charged to expense                     119,000              65,000            121,625
Deductions                                        (250,000)            (62,000)           (82,625)
-------------------------------------------------------------------------------------------------
Balance at end of year                            $496,000            $627,000           $624,000
-------------------------------------------------------------------------------------------------

Note 5 - Property and Equipment

The components of property and equipment include:

--------------------------------------------------------------------------------
September 30,                                           1997               1996
--------------------------------------------------------------------------------
Furniture and fixtures                              $ 3,094,284      $ 2,845,137
Leasehold improvements                                2,207,228        2,093,435
Computer equipment                                    7,508,056        6,828,373
Computer equipment under capital leases               1,915,567        1,915,567
Other equipment                                       4,228,200        3,616,807
--------------------------------------------------------------------------------
                                                     18,953,335       17,299,319
Less:  Accumulated depreciation and amortization     11,859,545        9,750,090
--------------------------------------------------------------------------------
                                                    $ 7,093,790      $ 7,549,229
--------------------------------------------------------------------------------

Depreciation and amortization charged to operations was $2,218,000, $2,035,000, and $1,738,000 for 1997, 1996 and 1995, respectively.


Note 6 - Unsecured Line of Credit

A bank holds available, until March 31, 1998, a $5,000,000 unsecured bank line of credit. The line of credit has been renewed annually. During fiscal years 1997 and 1996, the available line of credit was not used.

Note 7 - Long-Term Debt

Long-term debt consists of:
--------------------------------------------------------------------------------
September 30,                                     1997                   1996
--------------------------------------------------------------------------------
Payable to former shareholders of CRI          $2,499,945             $2,784,375
Notes payable to banks                          2,032,099              2,595,156
--------------------------------------------------------------------------------
                                                4,532,044              5,379,531
Less: Current portion                           1,087,511              1,047,989
--------------------------------------------------------------------------------
                                               $3,444,533             $4,331,542
--------------------------------------------------------------------------------

See Note 2 for a description of the amounts due to the former shareholders of CRI.

Notes payable to banks consist of one note for a five year term loan payable through December 15, 1998 with interest at 6.9%. The loan is secured by certain equipment located at CRI with a net book value of $180,314 as of September 30, 1997. A second note is for a five year term loan payable through June 27, 2001 with interest at 7.99%. This loan is secured by certain equipment located at CRI with a net book value at September 30, 1997 of $2,024,905. CRI must continue to meet a financial ratio test and maintain net worth of at least $5,000,000 after September 30, 1996. The Company has guaranteed the repayment of this loan.

Maturities of long-term debt include:

--------------------------------------------------------------------------------
                   Fiscal Year Ended
                     September 30,                     Amount
--------------------------------------------------------------------------------
                   1998                             $ 1,087,511
                   1999                               1,005,597
                   2000                                 982,489
                   2001                                 732,976
                   2002                                 723,471
--------------------------------------------------------------------------------
Total long-term debt                                $ 4,532,044
--------------------------------------------------------------------------------

Note 8 - Provision for Income Taxes

The provision for income taxes is comprised of the following:

----------------------------------------------------------------------------------------------------------
Year Ended September 30,                                     1997              1996                 1995
----------------------------------------------------------------------------------------------------------
Current
      Federal                                            $4,413,000         $4,292,000          $3,471,000
      State                                               1,244,000          1,216,000             955,000
----------------------------------------------------------------------------------------------------------
        Total provision for current income taxes          5,657,000          5,508,000           4,426,000
----------------------------------------------------------------------------------------------------------
Deferred
      Federal                                              (179,000)           (22,000)            (85,000)
      State                                                 (42,000)             1,000             (10,000)
 ---------------------------------------------------------------------------------------------------------
        Total provision for deferred income taxes          (221,000)           (21,000)            (95,000)
----------------------------------------------------------------------------------------------------------
        Total provision for income taxes                 $5,436,000         $5,487,000          $4,331,000
----------------------------------------------------------------------------------------------------------

The total provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

----------------------------------------------------------------------------------------------------------
Year Ended September 30,                                       1997            1996                 1995
----------------------------------------------------------------------------------------------------------
Federal income tax at statutory rate                       $4,248,000       $4,564,000          $3,624,000
State income taxes - net of federal tax benefit               740,000          791,000             619,000
Non-deductible expenses                                       149,000          148,000              85,000
Non-taxable income                                             (5,000)         (16,000)            (15,000)
Valuation allowance against capital loss carryforward         298,000            ---                   ---
Other                                                           6,000            ---                18,000
----------------------------------------------------------------------------------------------------------
        Total provision for income taxes                   $5,436,000       $5,487,000          $4,331,000
----------------------------------------------------------------------------------------------------------

The components of deferred income tax assets and liabilities include:

------------------------------------------------------------------------------------------------------------------------------------
September 30,                                             1997                                             1996
------------------------------------------------------------------------------------------------------------------------------------
                                            Net Current            Net Non-current            Net Current         Net Non-current
                                               Asset                  Liability                  Asset              Liability
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment                       $     --                 $251,000                 $     --              $127,000
Allowance for doubtful accounts               201,000                       --                  256,000                    --
Non-deductible expenses                       392,000                       --                       --                    --
Unrealized holding loss on
      marketable securities                        --                   (2,000)                      --               (24,000)
Vacation accrual                               91,000                       --                    82,000                   --
Capital loss carryforward                     298,000                       --                    --                       --
Valuation allowance against capital
      loss carryforward                      (298,000)                      --                    --                       --
------------------------------------------------------------------------------------------------------------------------------------
        Total                                $684,000                 $249,000                  $338,000             $103,000
------------------------------------------------------------------------------------------------------------------------------------

Note 9 - Stock Options

The Company has an Incentive Stock Option Plan (the "Plan") which was adopted and became effective in May, 1993. The Plan calls for granting incentive stock options to certain officers and other employees, as defined, under current tax laws to purchase shares of the Company's common stock. The stock options are exercisable at prices not less than the fair market value of the common stock on the date the options are granted. The aggregate number of shares which may be issued under the Plan is 2,200,000.

Stockholders at the 1997 annual meeting approved the 1996 non-qualified Non-Employee Directors Stock Option Plan ("1996 Plan"), which provides for the granting of options covering 250,000 shares. Each non-employee director, who is a non-employee director at the date of grant of the option and who was a non-employee at all times during the fiscal year preceding the date of grant, shall be granted an option to purchase 11,000 shares of the common stock on the date the 1996 Plan was approved by the stockholders and on each succeeding fifth business day following the public release of the Company's annual earnings for any fiscal year in which sales and net income per share of common stock increase by more than 5% over the prior fiscal year. Options granted under the 1996 Plan are based on the market value on the date of grant. During fiscal 1997, 22,000 shares were granted, based on fiscal year 1996 results, at a price of $15.00, all of which are outstanding. At September 30, 1997, 4,400 of these shares were exercisable. No options were granted for fiscal year 1997. The 1993 non-qualified Non-Employee Directors Stock Option Plan ("1993 Plan") was terminated as a result of the approval of the 1996 Plan. The 1993 Plan has 11,600 options which remain outstanding at prices of $3.53-$16.00. At September 30, 1997, 4,200 shares were exercisable at prices of $3.53- $16.00. There was no other activity in this plan during fiscal 1997.

Non-employee directors have been granted non-qualified options, at the fair market value on the date of grant, to purchase 54,000 shares of the Company's common stock at prices of $2.05 to $5.38 per share. At September 30, 1997, 44,000 options were exercisable. During the current year, 2,000 options were exercised and no options were cancelled.

During the year ended September 30, 1995, certain officers of the Company were issued non-qualified options to purchase 75,000 shares of the Company's common stock at a price of $5.75 per share (100% of fair market value). In accordance with Nasdaq Stock Market(sm) rules, the required stockholders' approval covering 35,400 of those shares was obtained at the 1997 annual meeting.

The following schedule sets forth the activity under the 1983 Incentive Stock Option Plan for the years ended September 30, 1997, 1996 and 1995. Granting of options under this plan ceased in May, 1994.

----------------------------------------------------------------------------------
Incentive options                            Number                Option Price
----------------------------------------------------------------------------------
Outstanding September 30, 1994              375,060               $1.25  - $  3.75
Exercised                                  (120,767)              $1.73  - $  3.75
Expired or cancelled                         (3,849)              $3.41  - $  3.75
Stock dividend - 10%                         32,506               $1.25  - $  3.75
Stock dividend - 100%                       282,950               $1.25  - $  3.75
----------------------------------------------------------------------------------
Outstanding September 30, 1995              565,900               $1.25  - $  3.75
Exercised                                  (165,200)              $2.05  - $  3.41
----------------------------------------------------------------------------------
Outstanding September 30, 1996              400,700               $1.25  - $  3.41
Exercised                                  (176,300)              $2.25  - $  3.41
----------------------------------------------------------------------------------
Outstanding September 30, 1997              224,400               $1.25  - $  2.69
----------------------------------------------------------------------------------
Exercisable September 30, 1997              224,400               $1.25  - $  2.69
----------------------------------------------------------------------------------

The following schedule sets forth the activity of the 1993 Incentive Stock Option Plan for the years ended September 30, 1997, 1996 and 1995.

--------------------------------------------------------------------------------
Incentive options                                  Number         Option Price
--------------------------------------------------------------------------------
Outstanding September 30, 1994                     83,000       $ 2.27  - $ 3.53
Granted                                           211,600       $ 3.18  - $16.85
Exercised                                          (6,463)      $ 2.27  - $ 2.95
Expired or cancelled                              (19,250)      $ 2.27  - $ 2.95
Stock dividend - 10%                                8,300       $ 2.27  - $ 3.52
Stock dividend - 100%                             277,187       $ 2.88  - $16.85
--------------------------------------------------------------------------------
Outstanding September 30, 1995                    554,374       $ 2.88  - $16.85
Granted                                           110,000                 $15.50
Exercised                                         (32,403)      $ 2.88  - $ 5.75
Expired or Cancelled                              (23,998)      $ 2.96  - $ 5.75
--------------------------------------------------------------------------------
Outstanding September 30, 1996                    607,973       $ 2.96  - $16.85
Granted                                           110,800       $12.75  - $15.00
Exercised                                         (17,375)      $ 2.96  - $15.50
Expired or Cancelled                             (117,448)      $ 2.96  - $15.50
--------------------------------------------------------------------------------
Outstanding September 30, 1997                    583,950      $  2.96  - $16.85
--------------------------------------------------------------------------------
Exercisable September 30, 1997                    358,475      $  2.96  - $16.85
--------------------------------------------------------------------------------
Available for grant September 30, 1997          1,553,346
--------------------------------------------------------------------------------

The following schedule sets forth the status of the incentive stock options outstanding and exercisable at September 30, 1997:

-------------------------------------------------------------------------------------------------------
                                       Options Outstanding                     Options Exercisable
-------------------------------------------------------------------------------------------------------
                                                  Weighted-Average                            Weighted-
Range of                                                                                       Average
Exercise                       Number of      Remaining        Exercise        Number of       Exercise
Prices                          Shares        Life-Years        Price           Shares          Price
-------------------------------------------------------------------------------------------------------
1983 Incentive Plan
$1.25 to $2.69                 224,400           4.7           $ 2.63          224,400         $ 2.63

1993 Incentive Plan
$2.96 to $5.50                 120,000           6.7             3.54           87,725           3.45
$12.75 to $16.85               463,800           8.2            15.47          270,750          16.48
-------------------------------------------------------------------------------------------------------
Total 1993 Plan                583,950                                         358,475
-------------------------------------------------------------------------------------------------------
Total Plans                    808,350                                         582,875
-------------------------------------------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued in October, 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the various grant dates, as prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table:

Year Ended September 30,                                  1997           1996
--------------------------------------------------------------------------------
Net income - as reported                               $6,986,659     $7,837,645
Net income - pro forma                                  6,751,871      7,726,185
Earnings per share - as reported - fully diluted             1.35           1.53
Earnings per share - pro forma - fully diluted               1.30           1.51

The fair value of each option grant was estimated on the date of grant using the Binery Option Pricing Model with the following assumptions:

                Expected dividend yield   -                               .80%
                Expected stock volatility -                             59.65%
                Risk free interest rates  -                       5.84 - 6.13%
                Expected life of options  -                       5 - 10 Years

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts. SFAS No. 123 does not apply to awards granted prior to the Company's 1996 fiscal year.

The Company's stock options are not transferrable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of weekly closing prices of the Company's stock for the last three years. The risk-free rate of return used equals the yield on zero-coupon U.S. Treasury issues on the grant date based on the grants estimated life.


Note 10 - 1994 Employee Stock Purchase Plan and Employment Agreements

At the annual meeting of stockholders in March, 1994, the 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted. The Purchase Plan provides eligible employees of the Company and its subsidiaries the opportunity to acquire up to 300,000 shares of common stock. Purchases are made on a monthly basis through payroll deductions of 1% to 10% of eligible compensation. Shares are offered at a 15% discount from the closing price on the last trading date of each month with no brokerage commissions. Participation in the Purchase Plan began September 1, 1994. For the years ended September 30, 1997, 1996 and 1995, shares purchased totaled 6,892, 9,968 and 13,552, respectively.

Employment agreements with officers of a subsidiary include the provision for the quarterly purchase of the Company's common stock to the extent of 5% of any bonus earned, as defined. Shares are offered at a discount from the quarter end closing market price of the common stock. During fiscal years 1997, 1996 and 1995, a total of 1,713, 1,749 and 143 shares, respectively, were purchased under these agreements.

Note 11 - Employee Retirement Savings Plan (401K)

The Company sponsors a tax deferred retirement savings plan ("401K Plan") which permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. The 401K Plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended September 30, 1997, 1996 and 1995.

The Company matches employees' contributions to a maximum of 25% of the employee's first 6% contributed. The Company's matching contributions were temporarily increased to 35% of eligible employee contributions in fiscal years 1997 and 1996, during the period of January 1 to June 30. Matching contributions charged to expense were $189,000, $196,000 and $154,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Note 12 - Operating and Capital Lease Commitments

The Company and its subsidiaries lease certain properties, equipment and software under noncancellable long-term leases, both operating and capital, which expire at various dates. Certain of the leases on real estate require the payment of real estate taxes. Minimum rentals under the leases are as follows:

---------------------------------------------------------------------------------------
                         Fiscal Year              Capital Leases       Operating Leases
---------------------------------------------------------------------------------------
                                1998                  $218,746              $ 2,279,000
                                1999                                          1,907,000
                                2000                                          1,495,000
                                2001                                          1,172,000
                                2002                                          1,172,000
                          Thereafter                                          2,818,000
---------------------------------------------------------------------------------------
                                                       218,746              $10,843,000
Less: Imputed interest                                   7,166
---------------------------------------------------------------------------------------
Present value of capital lease obligations            $211,580
---------------------------------------------------------------------------------------


Real estate, equipment and software operating lease costs include:

-------------------------------------------------------------------------------------
Year Ended September 30,                         1997          1996           1995
-------------------------------------------------------------------------------------
Real estate                                  $2,535,000     $2,324,000     $1,227,000
Equipment and software                          740,000        788,000        774,000
-------------------------------------------------------------------------------------
    Total                                    $3,275,000     $3,112,000     $2,001,000
-------------------------------------------------------------------------------------

Note 13 - Other Expense

In June, 1997, the Company recorded a loss on investment of $954,000 (currently $863,000 net of taxes) representing a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.17 per share in the current fiscal year. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provides for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expended all payments, advances and all related costs. On November 28, 1997, the Company received a payment from M&K of approximately $210,000 in final settlement of a portion of the down payment, which will be recorded in other income in the quarter ended December 31, 1997.

On October 6, 1997, the Company announced the recording of a non-recurring charge of $960,000 ($570,000 net of taxes or $.11 per share) in the period ended September 30, 1997 related to death benefits payable under employment agreements and other severance amounts due the Company's former Chairman, the late Arnold
J. Scheine who passed away on September 22, 1997.


Note 14 - Fair Value of Financial Statements

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts of cash and cash equivalents, investments - held-to-maturity, trade receivables, other current assets, accounts payable and amounts included in investments and accruals meeting the definition of a financial instrument approximate fair value. The carrying values and related estimated fair values for the Company's long-term debt payable to banks is estimated based on the current rates offered to the Company for debt of the same maturities as follows:

September 30,                              1997                       1996

Carrying value                           $2,032,000                $2,595,000
Fair value                                2,037,000                 2,602,000



Note 15 - Commitments and Contingencies

The Company is involved in various legal claims and disputes that are normal and incidental to the Company's business. In the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from such claims and disputes would not have a material effect on the Company's financial statements.

At September 30, 1997, the Company and its subsidiaries have employment agreements with certain of their officers with terms expiring at various times through September 30, 2002, which provide for aggregate future minimum compensation of $1,050,000. Certain of these agreements also provide for commissions and bonuses based on results of the respective subsidiary's operations.

During the current fiscal year, one of the Company's subsidiaries had in effect a $500,000 standby letter of credit agreement securing the timely payments, by the subsidiary, of amounts owing to a customer. No claims were made against this agreement during the year. The fair value of the standby agreement approximates the cost of the agreement.


Note 16 - Major Customers

For the years ended September 30, 1997 and 1996, revenues recognized under the contract to provide computer services to a non-U.S. communications company amounted to 15% and 14%, respectively, of consolidated sales. For the year ended September 30, 1995, sales to another significant customer amounted to 11% of consolidated sales.


                                   * * * * * *


Item 9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.

    None.

                                    Part III

Item 10. Directors, Executive Officers and Significant Employees of the Registrant.

         The information appearing in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

         The following is a list as of December 1, 1997, showing the names and ages of all principal executive officers and significant employees of the Company and its subsidiaries, all positions and offices with the Company held by each of them and the year from which each said office has been continuously held. All executive officers are elected annually and hold office at the pleasure of the Company's Board of Directors.

                                           Position with the Company
Name                    Age                and Date from which Held
----                    ---                ------------------------
William Rella            55         President, Chief Operating Officer and Director - 1997
                                    President - Fulfillment Services - 1994

Marvin Cohen             63         Senior Vice President and Secretary-1981,
                                    Director-1969-1997

Pat R. Frustaci          43         Vice President - Finance, Chief Financial Officer,
                                    Treasurer and Assistant Secretary - 1995

James E. Quinlan         59         Controller-1988

Gerry King               48         President - Catalog Resources, Inc. - 1993

Lon Mandel               42         President and Chief Operating Officer - The SpeciaLISTS
                                         Ltd. - 1987

Phyllis Stein            45         President - List Brokerage Division, The SpeciaLISTS
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

Based solely upon a review of Forms 3 and 4 and amendments thereto, furnished to the Company pursuant to Rule 16a- 3(e) during its fiscal year ended September 30, 1997, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, there was no officer, director or 10% stockholder of the Company who failed to file, on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, during such fiscal year or prior fiscal years, except for two officers. These persons were Arnold J. Scheine, former President, who filed, however, not on a timely basis, two Forms 4 relating to the transfer of 80,162 shares of Common Stock, to Scheine Holdings, Inc. and William Rella, President, who filed, however, not on a timely basis, a Form 4 relating to the award of an incentive stock option covering 40,000 shares of Common Stock.


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

                                    Part IV.

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)1.  Financial Statements

                Independent Auditors' Opinion................

                Consolidated Statements of Income
                for the Years Ended September 30,
                1997, 1996 and 1995.................

                Consolidated Balance Sheets as
                of September 30, 1997 and 1996......

                Consolidated Statements of Changes
                in Stockholders' Equity for the
                Years Ended September 30, 1997,
                1996 and 1995......................

                Consolidated Statements of Cash Flows
                for the Years Ended September 30,
                1997, 1996 and 1995.................

                Notes to Consolidated Financial Statements

         (a)2.  Financial Statement Schedules

         Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                    Exhibits


(a)      3.1            Restated Certificate of Incorporation of the Company (1)

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

         10.2           1983 Stock Option Plan as Amended and
                        Restated (4)

         10.3 1993 Incentive Stock Option Plan as Amended and Restated (11)

         10.4           1993 Non-Employee Directors Stock Option Plan (8)

         10.5 The Bank of New York letter dated April 14, 1997 related to the holding available of a line of credit

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

         10.12 Employment agreement between Arnold J. Scheine and LCS Industries, Inc. (13)

         10.13 Employment agreement between Arnold J. Scheine and LCS Industries, XXX (a group company). (13)

         10.14          1996 Non-Employee Directors Stock Option Plan (14)

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

                    (4)        Incorporated by reference to Exhibit to
                                    the Company's Registration Statement on
                                    Form S-8, Registration No. 33-12508.

                    (5)        Incorporated  by reference to Exhibit to the
                                    Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-12329.

                    (6)        Incorporated  by reference to Exhibit to the
                                    Company's  Current  Report on Form 8-K dated
                                    April 1, 1993, File No. 0-12329.

                    (7)        Incorporated by reference to Exhibit
                                    to the Company's Registration Statement
                                    on Form S-8, Registration No. 33-83058.

                    (8)        Incorporated  by reference to Exhibit to the
                                    Company's Annual Report on Form 10K for the fiscal year ended September 30, 1993, File No. 0-12329.

                    (9)        Incorporated  by reference to Exhibit to the
                                    Company's  Current  Report on Form 8-K dated
                                    January 18, 1994, File No. 0-12329.

                    (10)       Incorporated  by reference to Exhibit to the
                                    Company's  Current  Report on Form 8-K dated
                                    September 13, 1994, File No. 0-12329.

                    (11)       Incorporated  by Reference to Exhibit to the
                                    Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, File No. 0-12329.

                    (12)       Incorporated  by Reference to Exhibit to the
                                    Company's  Current  Report on Form 8-K dated
                                    September 1, 1995, File No. 0-12329.

                    (13)       Incorporated  by Reference to Exhibit to the
                                    Company's Quarterly Report on Form 10Q/A-1 dated August 8, 1996, File No. 0-12329.

                    (14)       Incorporated by Reference to the Company's
                                    Proxy Statement dated December 30, 1996,
                                    File No. 0-12329.



(b)      Reports on Form 8-K

                    LCS Industries, Inc. did not file any Forms 8-K during the last quarter of its fiscal year ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            LCS INDUSTRIES, INC.


                                                            By: /s/William Pella
                                                                ----------------
                                                                William Rella
                                                                President
Date:    December 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 18, 1997.

    Signature                              Title
    ---------                              -----


/s/William Rella            President (Principal Executive Officer) and Director
-----------------
   William Rella



/s/Pat R. Frustaci          Vice President - Finance, Chief Financial Officer,
------------------
   Pat R. Frustaci          Treasurer and Assistant Secretary (Principal
                            Accounting Officer)



/s/Marvin Cohen             Senior Vice President and Secretary
---------------
   Marvin Cohen



/s/Joseph R. Barbaro        Director
--------------------
   Joseph R. Barbaro



/s/Bernard Ouziel           Director
-----------------
   Bernard Ouziel

                              LCS INDUSTRIES, INC.

                           Commission File No. 0-12329


                                     -------


                           Annual Report on Form 10-K

                                     for the

                      Fiscal Year Ended September 30, 1997




                                 E X H I B I T S

                               INDEX TO EXHIBITS


Exhibit
   No.                                     Description


  10.5 The Bank of New York letter dated April 14, 1997 related to the holding available of a line of credit

  11                              Computation of Earnings Per
                                  Share and Common Equivalent
                                  Share

  22                              List of Subsidiaries

  23                              Consent of Deloitte & Touche LLP