Form 10-K/A
period 1997-09-30
LCS INDUSTRIES INC
filed 1998-01-29
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                  FORM 10-K/A-1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

               None

                                  Introduction

               On December 23, 1997, LCS Industries, Inc. ("LCS" or the "Company"), a Delaware corporation, filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year ended September 30, 1997 (the "1997 Form 10-K"). Pursuant to General Instruction 3 to Form 10-K ("General Instruction 3"), the information called for by Item 10 (insofar as it relates to Directors of the Company) and by Items 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 1997 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period referred to in General Instruction 3. Because the Company is not in fact filing its Proxy Statement within such 120-day period, this Form 10-K/A-1 amends the 1997 Form 10-K by deleting therefrom the caption and first paragraph of Item 10 and Items 11, 12 and 13 in their entirety, and substituting therefore the following additions to Item 10 and the following replacements for Items 11, 12 and 13.

Item 10. Directors, Executives Officers and Significant Employees of the Registrant.

               The following is a list, as of December 1, 1997, showing the names and ages of all the members of the Board of Directors , all positions and offices with the Company held by each of them and the year from which each said office has been continuously held.

                                           Position with the Company
Name                     Age               And Date from which Held
----                     ---               ------------------------

William Rella            55                President, Chief Operating Officer
                                                         and Director - 1997
                                           President-Fulfillment Services - 1994

Bernard Ouziel           59                Director - 1983

Joseph R. Barbaro        52                Director - 1996


               Mr. Ouziel has been a practicing attorney in private practice for more than the last five years. Mr. Barbaro has been a partner in the accounting firm of Phillips Gold and Company, LLP for more than the last five years.

Item 11.       Executive Compensation

Summary Compensation Table

               The following table sets forth, for the fiscal years indicated, the cash and other compensation provided by the Company and its subsidiaries to each of the named executive officers of the Company in all capacities in which they served.

                                                   SUMMARY COMPENSATION TABLE



                                                                                                   Long Term         All Other
                                                         Annual Compensation                      Compensation     Compensation
                                                         -------------------                      ------------     ------------
                                                                              Other Annual           Awards
       Name and              Fiscal          Salary            Bonus          Compensation          Options
  Principal Position          Year             ($)              ($)               ($)                (#)2,3            ($)4
  ------------------          ----             ---              ---               ---                ------            ----
ARNOLD J. SCHEINE(1)           1997          545,000         355,643(5)         960,000(6)                 0          16,367
President & Chief              1996          550,299         369,876(5)               0                    0          16,218
Executive Officer              1995          356,776         330,500                  0              226,000          15,352

WILLIAM RELLA                  1997          360,000         640,000                  0               40,000          19,054
President & Chief              1996          360,000         437,576                  0                    0          14,679
Operating Officer              1995          240,000         437,500                  0               40,000          14,679

MARVIN COHEN                   1997          277,648         110,511                  0                    0          16,965
Senior Vice President &        1996          274,143         125,457                  0                    0          16,965
Secretary                      1995          242,464         124,650                  0               22,000          15,950

PAT R. FRUSTACI                1997          143,783          40,000                  0                    0           9,602
Vice President-Finance         1996          135,673          30,000                  0                    0           9,599
& Treasurer                    1995           88,942          30,000                  0               44,000           4,500

LON MANDEL                     1997          180,000         449,747                  0                    0           8,894
President and CEO,             1996          180,000         506,609                  0                    0           8,876
The SpeciaLISTS Ltd.           1995          180,000         503,251                  0                    0           8,310




(1)  Deceased September 22, 1997.

(2) The Company does not grant SARs. All options granted were incentive or non-qualified stock options.

(3) Stock options for the 1995 fiscal year have been adjusted, where appropriate, to give effect to the 10% stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

(4) Consists of (i) with the exception of Mr. Rella in 1996 and 1995, the Company's matching contribution to the Company's 401(k) Plan, (ii) as to Messrs. Scheine, Cohen and Rella, the total premiums on split-dollar insurance policies during such fiscal year and (iii) as to Mr. Rella in
     1997 and Messrs. Frustaci and Mandel, an automobile allowance and associated costs.

(5) Effective October 1, 1995, the Company and a wholly owned group Company entered into three year employment agreements with Mr. Scheine. The annual base salaries under the agreements aggregate $545,000 along with other benefits as are customarily given to executives of the Company. Mr. Scheine received an annual bonus equal to two percent of the first five million dollars of pre-tax income and three percent of pre-tax income in excess of five million dollars. In fiscal 1996, a $6,000 loan previously made to Mr. Scheine was forgiven.

(6) Represents death benefits payable under employment agreements, described above, and other severance amounts due the late Mr. Scheine.


Stock Option Grants

               The following table sets forth information concerning incentive stock options granted, during the last fiscal year, to the named executive officers.

                                                                                                          Potential Realizable Value
                                                                                                         At Assured Annual Rates of
                                                                                                        Stock Price Appreciation for
                                                         Individual Grants                                      Option Term
                            -----------------------------------------------------------------------     ----------------------------
                                                  % of Total
                                                   Options
                                                  Granted to         Exercise or
                             Options             Employees in         Base Price         Expiration
   Name                     Granted (#)           Fiscal Year           ($/Sh)             Date           5% ($)             10% ($)
   ----                     -----------           -----------           ------             ----           ------             -------
William Rella                 40,000                 31                 15.00            02/10/07        977,320           1,556,240


Stock Option Exercises and Holdings

               The following table sets forth information concerning incentive stock options exercised during the last fiscal year and stock options held as of the end of the last fiscal year by the named executive officers.

                                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                  FISCAL YEAR-END OPTIONS VALUES


                                                                                         Number of           Value of Unexercised
                                                                                        Unexercised          In-the-Money Options
                                                                                        Options at                    at
                                                                                        FY-End (#)                 FY-End ($)
                                                                                      -------------          --------------------
                                      Shares Acquired                                 Exercisable/              Exercisable/
   Name                               on Exercise (#)        Value Realized ($)       Unexercisable             Unexercisable
   ----                               ---------------        ------------------       -------------             -------------
Estate of Arnold J. Scheine              110,000                 1,196,250            380,000/0                  3,528,880/0

Marvin Cohen                              66,000                   717,750            108,000/0                    971,070/0

William Rella                                  0                         0            108,000/60,000             1,546,968/265,000

Lon Mandel                                     0                         0                  0/0                          0/0

Pat R. Frustaci                                0                         0             22,000/22,000               332,893/332,893



Item 12.       Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of December 1, 1997 (except as otherwise noted in footnotes (5) and (6) to such table): (i) by each person or group known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) by each Director of the Company; (iii) by each of the five most highly compensated executive officers and other significant employees (the "named executive officers") of the Company during the fiscal year ended September 30, 1997; and
(iv) by all officers, Directors and all other significant employees of the Company as a group.


                                               Number of                Percent
Name and Address(1)                            Shares(2)               of Class
-------------------                            ---------               --------
Estate of Arnold J. Scheine
1194 Hillsboro Mile
Hillsboro Beach, FL 33062                     698,032(3)                 13.7%

Marvin Cohen
120 Brighton Road
Clifton, New Jersey 07012                     444,054(4)                  9.1%

Heartland Advisors, Inc.
William J. Nasgovitz, President
790 North Milwaukee Street
Milwaukee, Wisconsin 53202                    806,460(5)                 16.8%

Bernard Ouziel
120 Brighton Road
Clifton, New Jersey 07012                      92,300                     1.9%

Joseph R. Barbaro
1140 Avenue of the Americas
New York, NY 10036                              8,200                     0.2%

Gerald A. King
100 Enterprise Place
Dover, Delaware 19901                         306,005                     6.4%

Lon Mandel
1200 Harbor Boulevard
Weehawken, New Jersey 07087                    25,077                     0.5%

Kennedy Capital Management, Inc.
10829 Olive Boulevard
St. Louis, Missouri 63141                     351,175(6)                  7.3%

Phyllis Stein
1200 Harbor Boulevard
Weehawken, New Jersey 07087                    17,171                     0.4%

William Rella
120 Brighton Road
Clifton, New Jersey 07012                     194,629                     4.0%

Pat R. Frustaci
120 Brighton Road
Clifton, NJ 07012                              33,000                     0.7%

All officers, Directors and
other significant employees
as a group (9 persons)                      1,129,342                    22.1%


(1) Unless otherwise indicated, the named beneficial owner possesses sole voting and dispositive power with respect to the shares.

(2) Assumes exercise of stock options presently outstanding and exercisable within 60 days as follows: Estate of Mr. Scheine - 270,000; Mr. Cohen - 86,000; Mr. Ouziel - 52,700; Mr. Barbaro - 2,200; Mr. Rella - 108,000; Mr.
     Frustaci - 33,000; all officers, Directors and other significant employees, as a group 289,425.

(3) Includes 7,330 shares of Common Stock owned of record and beneficially by Mrs. Scheine, 175,000 shares of Common Stock registered in the name of HAS Investments, L.P. and 80,162 shares in the name of Scheine Holdings, L.P., limited partnerships created for estate planning purposes.

(4) Includes 2,200 shares of Common Stock owned of record and beneficially by Mr. Cohen's wife as to which shares he disclaims beneficial ownership.

(5)  Based on a statement on Schedule 13G dated December 8, 1997.

(6) Based on information obtained directly from Kennedy Capital Management as of December 3, 1997.


Item 13.       Certain Relationships and Related Transactions.

               Mr. Ouziel, Director, performed legal services for the Company during the fiscal year ended September 30, 1997 and was paid therefor the aggregate sum of $56,500. The firm of Phillips Gold and Company, LLP, of which Mr. Barbaro, Director, is a partner, performed accounting, tax and other consulting services during the fiscal year ended September 30, 1997 and was paid therefor the aggregate sum of $194,249.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            LCS INDUSTRIES, INC.


                                                            By: /s/William Pella
                                                                ----------------
                                                                William Rella
                                                                President
Date:    January 28, 1998

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