Form 10-Q
period 1997-12-31
LCS INDUSTRIES INC
filed 1998-02-12
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-12329

                              LCS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-2648333
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

         120 Brighton Road, Clifton, New Jersey            07012-1694
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (973)  778-5588
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of February 3, 1998, was 4,802,131.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I                      FINANCIAL INFORMATION

Item 1.               Financial Statements


                      Consolidated Balance Sheets
                      As of December 31, 1997 (Unaudited) and
                      September 30, 1997

                      Consolidated Statements of Income
                      For the Three Months Ended
                      December 31, 1997 and 1996 (Unaudited)

                      Consolidated Statements of Cash Flows
                      For the Three Months Ended
                      December 31, 1997 and 1996 (Unaudited)

                      Notes to Consolidated Financial Statements
                      (Unaudited)

Item 2.               Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


PART II                     OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                                      December 31,    September 30,
                                                                         1997              1997
                                                                     ------------      ------------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................     $ 15,031,334      $ 14,619,271
   Investments - held-to-maturity ..............................       14,745,647        14,410,101
   Accounts receivable (less allowance
       for doubtful accounts:  December 31 - $560,000
       and September 30 - $496,000) ............................       23,342,574        23,163,774
   Prepaid expenses and other current assets ...................        1,459,077         1,460,990
   Deferred taxes ..............................................          696,000           684,000
                                                                     ------------      ------------
     Total current assets ......................................       55,274,632        54,338,136
                                                                     ------------      ------------

Investments - available-for-sale, net ..........................           26,512           123,708
Property and equipment, net ....................................        6,767,692         7,093,790
Goodwill (net of accumulated amortization:  December
    31 - $877,792 and September 30 - $806,204) .................        7,209,389         7,280,977
Other assets ...................................................          692,860           672,656
                                                                     ------------      ------------
                                                                     $ 69,971,085      $ 69,509,267
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................     $ 13,441,505      $ 14,798,326
   Accrued salaries and commissions ............................        2,697,648         3,127,141
   Other accrued expenses ......................................        3,646,516         3,899,876
   Income taxes payable ........................................        1,317,045           290,407
   Current portion of long-term debt ...........................        1,604,473         1,087,511
   Current portion of capital lease obligations ................          120,401           211,580
   Deferred revenue ............................................        2,849,199         4,124,699
                                                                     ------------      ------------
     Total current liabilities .................................       25,676,787        27,539,540
                                                                     ------------      ------------

Long-term debt, net of current portion .........................        3,331,238         3,444,533
Deferred taxes .................................................          205,000           249,000
Deferred compensation ..........................................          156,000              --

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                            (continued)


                                                                      December 31,    September 30,
                                                                         1997              1997
                                                                     ------------      ------------
                                                                      (Unaudited)
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued December 31 - 5,005,442
       shares and September 30 - 4,854,847 shares ..............           50,054            48,548
   Common stock issuable .......................................        1,071,532         1,490,431
   Additional paid-in capital ..................................        9,383,718         8,702,971
   Retained earnings ...........................................       30,659,261        28,245,206
                                                                     ------------      ------------
                                                                       41,164,565        38,487,156
   Less:  Treasury stock, at cost, December 31 - 205,996 shares
               and September 30 - 187,766 ......................         (562,505)         (207,953)
          Available-for-sale securities valuation adjustment,
               net of deferred income taxes ....................             --              (3,009)
                                                                     ------------      ------------
     Total stockholders' equity ................................       40,602,060        38,276,194
                                                                     ------------      ------------
                                                                     $ 69,971,085      $ 69,509,267
                                                                     ============      ============

                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the Three Months Ended December 31,
                                   (Unaudited)


                                                     1997              1996
                                                 ------------      ------------
Net sales ..................................     $ 25,646,160      $ 26,231,216
Cost of sales ..............................       17,771,754        18,247,366
                                                 ------------      ------------
Gross profit ...............................        7,874,406         7,983,850
Selling and administrative expenses ........        4,180,503         4,494,773
Other (income) expense:
   Dividend and interest income ............         (420,580)         (336,959)
   Interest expense ........................           96,706           124,461
   Other income ............................         (210,000)             --
                                                 ------------      ------------
Income before income taxes .................        4,227,777         3,701,575
Provision for income taxes .................        1,640,000         1,516,000
                                                 ------------      ------------
Net income .................................     $  2,587,777      $  2,185,575
                                                 ============      ============

Per common and common equivalent share:
Basic earnings .............................     $        .55      $        .48
                                                 ============      ============

Diluted earnings ...........................     $        .50      $        .43
                                                 ============      ============

Dividends ..................................     $       .038      $       .025
                                                 ============      ============





                 See Notes to Consolidated Financial Statements.

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended December 31,
                                        (Unaudited)

                                                                 1997              1996
                                                            ------------      ------------
Increase  (Decrease)  in cash and cash  equivalents
Cash flows from operating activities:
   Net income .........................................     $  2,587,777      $  2,185,575
                                                            ------------      ------------
   Adjustments  to  reconcile  net  income  to net cash
       provided  by  operating
       activities:
       Depreciation and amortization ..................          700,786           616,345
       Deferred income taxes ..........................          (58,000)           65,000
       Provision for doubtful accounts receivable .....           80,000            30,000
       Deferred compensation ..........................          156,000              --
                                                            ------------      ------------
       Total adjustments ..............................          878,786           711,345
   Changes in operating assets and liabilities:
       Accounts receivable ............................         (258,800)          762,351
       Prepaid expenses and other current assets ......         (234,314)         (106,735)
       Accounts payable and accrued expenses ..........       (1,986,754)           67,188
       Income taxes payable ...........................        1,289,560           441,807
       Deferred revenue ...............................       (1,275,500)         (266,805)
       Other assets ...................................          (20,204)           93,435
                                                            ------------      ------------
       Total adjustments and changes ..................       (1,607,226)        1,702,586
                                                            ------------      ------------
   Net cash provided by operating activities ..........          980,551         3,888,161
                                                            ------------      ------------
Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Repayments .....................................         (246,682)         (336,582)
   Dividends paid .....................................         (173,671)         (109,652)
   Exercise of stock options ..........................          120,628           469,590
   Employee Stock Purchase Plan and employment
       agreement proceeds .............................           31,373            39,295
                                                            ------------      ------------
   Net cash (used in) provided by financing activities          (268,352)           62,651
                                                            ------------      ------------
Cash flows from investing activities:
   Additions to property and equipment ................         (303,100)         (343,602)
   Net sales of investments ...........................            2,964         2,068,600
                                                            ------------      ------------
   Net cash (used in) provided by  investing activities         (300,136)        1,724,998
                                                            ------------      ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents ..........          412,063         5,675,810
   Cash and cash equivalents at beginning of period ...       14,619,271        11,893,982
                                                            ------------      ------------
   Cash and cash equivalents at end of period .........     $ 15,031,334      $ 17,569,792
                                                            ============      ============

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended December 31,
                                        (Unaudited)
                                        (continued)

                                                                 1997              1996
                                                            ------------      ------------
Supplementary disclosures of cash flow information:
Cash paid during the period for:
       Interest .......................................     $   44,055        $   61,960
       Income taxes ...................................     $  233,932        $  585,817

Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
       At December 31, 1997, the account was no longer required as a result of selling the available-for-sale securities portfolio to which the valuation adjustment related. For the quarter ended December 31, 1996, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $24,316, net of deferred income taxes.

   Stock dividends:
       On October 7, 1997, 144 shares of the Company's common stock were paid as dividends upon exchange of 33 shares of the Company's "old" common stock.

   Treasury stock:
       During the quarter ended December 31, 1997, 18,230 shares of the Company's outstanding Common Stock were received in exchange for options exercised covering 132,000 shares of Common Stock.

   Long-term debt:
       As a result of Amendment No. 2 of the Catalog Resources, Inc. purchase agreement, (as explained in Note 4 to the Consolidated Financial Statements), additional long-term debt of $506,250 was recorded, offset by charges to common stock issuable of $418,899 and additional paid-in capital of $87,351.


                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K (as amended by Form 10-K/A-1) for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the full year. The September 30, 1997 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Other income for the quarter ended December 31, 1997 represents a payment from McIntyre and King, Ltd. ("M&K") representing final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement. During fiscal 1997, the Company had written off its entire investment in M&K since any recovery, at that time, was uncertain.

3) For the financial statements ended December 31, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", issued in March, 1997. The Statement requires dual p resentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The prior year's earnings per share amounts have been restated to reflect the provisions of SFAS No. 128.

4) On December 30, 1997, the Company and former shareholders of Catalog Resources, Inc. agreed to Amendment No. 2 of the purchase agreement dated April 1, 1993 and amended August 1, 1994. This Amendment provides for the payment made January 2, 1998 of $1,012,500 to be 100% in cash compared to the previously agreed 50% in cash and 50% in Common Stock of the Company, subject to a maximum number of shares to be issued of 660,000. Accordingly, the current portion of long-time debt at December 31, 1997 was increased by $506,250 (50% of the $1,012,500 payment). This was offset by a reduction in common stock issuable of $418,899, representing the present value at September 30, 1995 of the originally anticipated stock issuance, and a charge to additional paid-in capital of $87,351.

           As a result of Amendment No. 2, the parties have agreed to reduce the maximum number of shares issuable under the amended agreement by the shares which would have been issued on January 2, 1998 based on the provisions of the original agreement. The revised maximum number of shares issuable is 628,020 of which 538,287 shares have been previously issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

           Three Months ended December 31, 1997

           Revenues decreased 2% in the quarter ended December 31, 1997 to $25,646,000 from $26,231,000 for the comparable quarter of the prior year. This decline is accounted for by a 2% increase in list marketing services offset by a 17% decrease in computer services while fulfillment services were comparable to the prior year. The increase in list marketing revenues resulted generally from an expanded customer base and increased volume with existing customers. The lower computer services revenues reflect reduced billings, when compared to the prior year, for the last phase of the three-year $40 million contract to build and manage a marketing database for a major non-U.S. communications company. This initial contract will be completed by June 30, 1998. As announced on January 6, 1998, the Company has entered into an additional $6.0 million one year contract with this non-U.S. communications company to provide computer services commencing July 1,1998. Although revenues for fulfillment services were comparable, in total year over year, the components reflect a 23% increase in continuity services, total decrease of 77% in telemarketing services and a 12% decrease in catalog fulfillment. The increase in continuity services is primarily a result of increased billings to existing customers. The decrease in telemarketing services is in line with the Company's program to de-emphasize this activity. The decrease in catalog fulfillment revenues reflects the impact of the loss of billings to several customers upon their acquisition by third parties.

           Gross profit decreased 1% to $7,874,000 for the current quarter from $7,984,000 in the comparable quarter of 1996. Gross profit margin improved to 31% in the current quarter compared to 30% in 1996. The decrease in gross profit amount primarily resulted from the decrease in revenues of computer services, as described above, and catalog fulfillment services partially offset by the margin generated from the increased continuity revenues. The higher gross profit margin resulted from improved margins from list marketing revenues partially offset by a decline at the catalog fulfillment operation.

           Selling and administrative expenses decreased 7% to $4,181,000 in the current quarter from $4,495,000 in the comparable quarter of 1996. Selling and administrative expenses, as a percentage of sales, were 16% for the current quarter and 17% for the comparable period in 1996. The decrease in amount and percentage of selling and administrative expenses is primarily the result of lower executive compensation and travel expenses.

           Net dividend and interest income was $324,000 in the current quarter compared to $212,000 in 1996. Dividend and interest income increased $84,000 in the current fiscal period as a result of a higher level of funds available for short-term investment coupled with higher interest rates in the current fiscal quarter. The decrease in interest expense, quarter over quarter, of $28,000 resulted primarily from reduced debt and capital lease obligations. The unsecured line of credit held available for the Company was not utilized in either quarter.

           During the current quarter, a payment of $210,000 was received from McIntyre & King, Ltd. ("M&K") and recorded as other income. This payment represents final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement. During fiscal 1997, the Company had written off its entire investment in M&K since any recovery, at that time, was uncertain.

           Net income was $2,588,000 ($.50 per share diluted) in the current quarter compared to $2,186,000 (.43 per share diluted) in the comparable 1996 quarter.

Financial Condition, Liquidity and Capital Resources

           Working capital was $29,598,000 at December 31, 1997 compared to $26,799,000 at September 30, 1997. Current assets increased $936,000 principally from increases in cash and investments-held-to-maturity. Current liabilities decreased $1,863,000 primarily as a result of decreases in accounts payable, deferred revenue and accrued salaries and commissions offset by increases in current portion of long-term debt and income taxes payable. At December 31, 1997, the ratio of long-term debt to equity was .08 to 1.

           For the current quarter, cash generated by operations decreased $2,908,000 over such amounts generated in the comparable quarter of the prior year. This decrease was primarily attributed to decreases in adjustments to net income and changes in operating assets and liabilities of $3,310,000 offset by an increase in net income of $402,000. The decrease in adjustments to net income and changes in operating assets and liabilities resulted primarily from an increase in accounts receivable of $1,021,000, decreases in accounts payable and accrued expenses of $2,054,000 and deferred revenue of $1,009,000 partially offset by an increase in income taxes of $848,000.

           During the current quarter, funds used by financing activities increased $331,000 compared to the comparable quarter of the prior year. This usage resulted from reduced receipts from the exercise of employee stock options of $349,000, increased payment of dividends of $64,000 partially offset by a decrease in the repayment of debt of $90,000. For the same period, cash used for investing activities increased $2,025,000 primarily as a result of lower proceeds from the sales of investments of $2,066,000 offset by a reduction in additions to property and equipment of $41,000.

           Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders, in cash or stock, up to an aggregate of $10,000,000. Under such purchase agreement, as amended, the Company paid $1,012,500 (100% in cash-see Note 4 to the consolidated financial statements for further explanation) on January 2, 1998. Further, such amounts will be payable each January 1 through 2002 totaling a maximum of $4,050,000. The discounted value of these future payments was recorded at September 30, 1995 since it was probable that the future earnings levels will be attained which will require the maximum payments to be made.

           Management believes cash generated from current operations and other liquid assets combined with the available bank credit line will be sufficient to meet cash flow needs during the fiscal year.

Year 2000 Issue

           Certain of the Company's operational computer programs use two digits to identify a year in the date field which does not consider the impact, if any, of the upcoming change in the century. The Company anticipates, at a cost not material to financial results, the timely completion of any programming needed to address this issue and result in successful computer processing in the year 2000 and beyond.

PART II                     OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K.

                    (a)  Exhibit 11 - Computation of earnings per share

                    (b) Report on Form 8-K. - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  Clifton, New Jersey
       February 10, 1998


                                         LCS INDUSTRIES, INC.
                                                      (Registrant)


                                         By:   /s/ William Rella
                                               -----------------
                                                   William Rella
                                                   President
                                                   (Chief Executive Officer)



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

                      Three Months Ended December 31, 1997





                                     EXHIBIT

INDEX TO EXHIBIT


        Exhibit
          No.                         Description
          ---                         -----------

          11            Statement re: Computation of Earnings Per Share