Form 10-Q
period 1998-03-31
LCS INDUSTRIES INC
filed 1998-05-15
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-12329

                              LCS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-2648333
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

         120 Brighton Road, Clifton, New Jersey            07012-1694
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (973) 778-5588
                                                        --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of May 1, 1998, was 4,839,160.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements


              Consolidated Balance Sheets
              As of March 31, 1998 (Unaudited) and
              September 30, 1997

              Consolidated Statements of Operations
              For the Three Months and Six Months Ended
              March 31, 1998 and 1997 (Unaudited)

              Consolidated Statements of Cash Flows
              For the Six Months Ended
              March 31, 1998 and 1997 (Unaudited)

              Notes to Consolidated Financial Statements
              (Unaudited)

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                                       March 31,       September 30,
                                                                         1998               1997
                                                                     ------------      ------------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................     $ 16,971,920      $ 14,619,271
   Investments - held-to-maturity ..............................       13,907,735        14,410,101
   Accounts receivable (less allowance
       for doubtful accounts:  March 31 - $550,000
       and September 30 - $496,000) ............................       19,173,083        23,163,774
   Prepaid expenses and other current assets ...................        1,453,208         1,460,990
   Deferred taxes ..............................................          417,000           684,000
                                                                     ------------      ------------
     Total current assets ......................................       51,922,946        54,338,136
                                                                     ------------      ------------

Investments - available-for-sale, net ..........................            1,516           123,708
Property and equipment, net ....................................        6,514,982         7,093,790
Goodwill (net of accumulated amortization:  March
    31 - $949,380 and September 30 - $806,204) .................        7,137,801         7,280,977
Other assets ...................................................          803,258           672,656
                                                                     ------------      ------------
                                                                     $ 66,380,503      $ 69,509,267
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................     $ 11,835,723      $ 14,798,326
   Accrued salaries and commissions ............................        2,702,865         3,127,141
   Other accrued expenses ......................................        2,775,688         3,899,876
   Income taxes payable ........................................          531,548           290,407
   Current portion of long-term debt ...........................        1,049,881         1,087,511
   Current portion of capital lease obligations ................           29,260           211,580
   Deferred revenue ............................................        1,573,699         4,124,699
                                                                     ------------      ------------
     Total current liabilities .................................       20,498,664        27,539,540
                                                                     ------------      ------------

Long-term debt, net of current portion .........................        2,768,915         3,444,533
Deferred taxes .................................................          189,000           249,000
Deferred compensation ..........................................          282,269              --

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                            (continued(


                                                                       March 31,       September 30,
                                                                         1998               1997
                                                                     ------------      ------------
                                                                      (Unaudited)
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued March 31 - 5,009,145
       shares and September 30 - 4,854,847 shares ..............           50,091            48,548
   Common stock issuable .......................................        1,071,532         1,490,431
   Additional paid-in capital ..................................        9,406,614         8,702,971
   Retained earnings ...........................................       32,675,923        28,245,206
                                                                     ------------      ------------
                                                                       43,204,160        38,487,156
   Less:  Treasury stock, at cost, March 31 - 205,996 shares
               and September 30 - 187,766 ......................         (562,505)         (207,953)
          Available-for-sale securities valuation adjustment,
               net of deferred income taxes ....................             --              (3,009)
                                                                     ------------      ------------
     Total stockholders' equity ................................       42,641,655        38,276,194
                                                                     ------------      ------------
                                                                     $ 66,380,503      $ 69,509,267
                                                                     ============      ============

                 See Notes to Consolidated Financial Statements

                                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three and Six Months Ended March 31,
                                                  (Unaudited)

                                                      Three Months                       Six Months

                                                 1998              1997              1998             1997
                                            ------------      ------------      ------------      ------------
Net sales .............................     $ 23,966,725      $ 24,839,137      $ 49,612,885      $ 51,070,353
Cost of sales .........................       16,550,120        17,059,924        34,321,874        35,307,290
                                            ------------      ------------      ------------      ------------
Gross profit ..........................        7,416,605         7,779,213        15,291,011        15,763,063
Selling and administrative expenses ...        3,995,264         4,443,888         8,175,767         8,938,661
Other (income) expense:
   Dividend and interest income .......         (385,670)         (348,982)         (806,250)         (685,941)
   Interest expense ...................           82,687           109,578           179,393           234,039
   Other income .......................             --                --            (210,000)             --
                                            ------------      ------------      ------------      ------------
Income before income taxes ............        3,724,324         3,574,729         7,952,101         7,276,304
Provision for income taxes ............        1,529,000         1,462,000         3,169,000         2,978,000
                                            ------------      ------------      ------------      ------------
Net income ............................     $  2,195,324      $  2,112,729      $  4,783,101      $  4,298,304
                                            ============      ============      ============      ============

Per common and common equivalent share:
Basic earnings ........................     $        .46      $        .45      $       1.00      $        .94
                                            ============      ============      ============      ============

Diluted earnings ......................     $        .43      $        .41      $        .92      $        .84
                                            ============      ============      ============      ============

Dividends .............................     $       .038      $       .038      $       .075      $       .063
                                            ============      ============      ============      ============


                 See Notes to Consolidated Financial Statements.

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Months Ended March 31,
                                        (Unaudited)

                                                                1998              1997
                                                           ------------      ------------
Increase  (Decrease)  in cash and cash  equivalents
Cash flows from operating activities:
   Net income ........................................     $  4,783,101      $  4,298,304
                                                           ------------      ------------
   Adjustments to reconcile net income to net cash
   provided  by  operating activities:
       Depreciation and amortization .................        1,420,323         1,247,865
       Deferred income taxes .........................          205,000            75,000
       Provision for doubtful accounts receivable ....           80,000            60,000
       Deferred compensation .........................          282,269              --
       Gain on sale of available-for-sale securities .             --                (474)
                                                           ------------      ------------
       Total adjustments .............................        1,987,592         1,382,391
   Changes in operating assets and liabilities:
       Accounts receivable ...........................        3,910,691         1,699,086
       Prepaid expenses and other current assets .....         (463,977)           80,231
       Accounts payable and accrued expenses .........       (4,502,283)       (1,737,229)
       Income taxes payable ..........................          504,063           165,429
       Deferred revenue ..............................       (2,551,000)         (650,920)
       Other assets ..................................         (130,602)           31,684
                                                           ------------      ------------
       Total adjustments and changes .................       (1,245,516)          970,672
                                                           ------------      ------------
   Net cash provided by operating activities .........        3,537,585         5,268,976
                                                           ------------      ------------
Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Repayments ....................................       (1,410,602)         (923,503)
   Dividends paid ....................................         (352,333)         (282,569)
   Exercise of stock options .........................          124,972           470,932
   Employee Stock Purchase Plan and employment
       agreement proceeds ............................           49,962            62,590
                                                           ------------      ------------
   Net cash used in financing activities .............       (1,588,001)         (672,550)
                                                           ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment ...............         (698,339)         (739,962)
   Net sales (purchases) of investments ..............        1,101,404          (799,231)
                                                           ------------      ------------
   Net cash provided by (used in) investing activities          403,065        (1,539,193)
                                                           ------------      ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents .........        2,352,649         3,057,233
   Cash and cash equivalents at beginning of period ..       14,619,271        11,893,982
                                                           ------------      ------------
   Cash and cash equivalents at end of period ........     $ 16,971,920      $ 14,951,215
                                                           ============      ============

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Months Ended March 31,
                                        (Unaudited)

                                                                1998              1997
                                                           ------------      ------------
Supplementary disclosures of cash flow information:
Cash paid during the period for:
       Interest                                           $      167,851     $    170,117
       Income taxes                                       $    2,133,432     $  2,892,559


Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
       In fiscal 1998, the valuation adjustment account is no longer required as a result of selling the available-for-sale securities portfolio to which the valuation adjustment related. For the six months ended March 31, 1997, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $31,181, net of deferred income taxes.

   Stock dividends:
       On October 7, 1997, 144 shares of the Company's common stock were paid as dividends upon exchange of 33 shares of the Company's "old" common stock.

   Treasury stock:
       For the six months ended March 31, 1998, 18,230 shares of the Company's outstanding Common Stock were received in exchange for options exercised covering 132,000 shares of Common Stock.

   Long-term debt and acquisition of business:
       As a result of Amendment No. 2 of the Catalog Resources, Inc. purchase agreement, (as explained in Note 3 to the Consolidated Financial Statements), additional long-term debt of $506,250 was recorded, offset by charges to common stock issuable of $418,899 and additional paid-in capital of $87,351 during fiscal 1998. For the six month period ended March 31, 1997, $455,552 of common stock issuable was converted into 38,762 issued shares of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.



                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K (as amended by Form 10-K/A-1) for the year ended September 30, 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results for the full year. The September 30, 1997 Balance Sheet was derived from the audited Balance Sheet at that date.

2) Effective October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", issued in March, 1997. The Statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The prior year's earnings per share amounts have been restated to reflect the provisions of SFAS No. 128.

3) On December 30, 1997, the Company and former shareholders of Catalog Resources, Inc. agreed to Amendment No. 2 of the purchase agreement dated April 1, 1993 and amended August 1, 1994. This Amendment provides for the payment made January 2, 1998 of $1,012,500 to be 100% in cash compared to the previously agreed 50% in cash and 50% in Common Stock of the Company, subject to a maximum number of shares to be issued of 660,000. Accordingly, the current portion of long-time debt at December 31, 1997 was increased by $506,250 (50% of the $1,012,500 payment). This was offset by a reduction in common stock issuable of $418,899, representing the present value at September 30, 1995 of the originally anticipated stock issuance, and a charge to additional paid-in capital of $87,351.

   As a result of Amendment No. 2, the parties have agreed to reduce the maximum number of shares issuable under the amended agreement by the shares which would have been issued on January 2, 1998 based on the provisions of the original agreement. The revised maximum number of shares issuable is 628,020 of which 538,287 shares have been previously issued.

4) On January 6, 1998, the Company announced it had entered into an additional one-year agreement to provide computer services for a major non-U.S.
communications company. Total revenue of $6 million is expected and the assignment will commence July 1, 1998 immediately following the conclusion of the current three-year project.

5) Other income for the six months ended March 31, 1998 represents a payment from McIntyre and King, Ltd. ("M&K") representing final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement. During fiscal 1997, the Company had written off its entire investment in M&K since any recovery, at that time, was uncertain.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

       Three Months ended March 31, 1998

         Sales declined 4% in the quarter ended March 31, 1998 to $23,967,000 from $24,839,000 for the comparable quarter of the prior year. This decrease is accounted for by a 3% increase in fulfillment services offset by decreases of 18% and 3% in computer and list marketing services, respectively. The fulfillment services improvement reflects a 17% increase in continuity services partially offset by decreases of 68% in telemarketing services and 10% in catalog fulfillment. The increase in continuity services is primarily a result of increased billings to existing customers. The decrease in telemarketing services is in line with the Company's program to de-emphasize this activity. The decrease in catalog fulfillment reflects the impact of the loss of billings to several customers upon their acquisition by third parties. The lower computer services revenues reflect reduced billings, when compared to the prior year, for the last phase of the three-year $40 million contract to build and manage a marketing database for a major non-U.S. communications company. The initial contract will be completed by June 30, 1998. As announced on January 6, 1998, the Company has entered into an additional $6 million one-year contract with this non-U.S. communications company to provide computer services commencing July 1, 1998. The decline in list management revenues reflects business attrition offset by the acquisition of new customers. In addition, a significant new list management customer will continue billing list renters until the end of its fiscal year. As a result, the current quarter includes only commissions for services provided.

       Gross profit decreased 5% to $7,417,000 for the current quarter from $7,779,000 in the comparable quarter of 1997. Gross profit margin was 31% in each period. The decrease in gross profit amount resulted primarily from the decline in sales.

       Selling and administrative expenses decreased 10% to $3,995,000 in the current quarter from $4,444,000 in the comparable quarter of 1997. Selling and administrative expenses, as a percentage of sales, were 17% in the current quarter and 18% in the 1997 comparable period. The decrease in the amount and percentage of sales of selling and administrative expenses is primarily the result of the lower executive compensation, travel and communication expenses.

         Net dividend and interest of $303,000 was realized in the current quarter compared to $239,000 in the comparable 1997 quarter. Dividend and interest income increased $37,000 in the current fiscal quarter as a result of a higher level of funds available for short-term investment coupled with higher interest rates during the current quarter. The decrease in interest expense quarter over quarter of $27,000 resulted primarily from reduced debt and capital lease obligations. The unsecured line of credit held available to the Company was not utilized in either quarter.

       Net income was $2,195,000 ($.43 per share-diluted) in the current quarter compared to $2,113,000 ($.41 per share-diluted) in the comparable 1997 quarter.

       Six Months ended March 31, 1998

         Sales decreased 3% for the six months ended March 31, 1998 to $49,613,000 from $51,070,000 for the comparable period of the prior year. This decline is represented by a 1% increase in fulfillment services offset by decreases of 17% and 1% in computer and list marketing services, respectively. The increase in fulfillment services reflects an increase in continuity services of 20% partially offset by decreases of 75% in telemarketing and 11% in catalog fulfillment. The increase in continuity services is primarily a result of increased billings to existing customers. The decrease in telemarketing services is in line with the Company's program to de-emphasize this activity. The decrease in catalog fulfillment reflects the impact of the loss of billings to several customers upon their acquisition by third parties. The lower computer services revenues reflect reduced billings, when compared to the prior year, for the last phase of the three-year $40 million contract to build and manage a marketing database for a major non-U.S. communications company. The initial contract will be completed by June 30, 1998. As announced on January 6, 1998, the Company has entered into an additional $6 million one-year contract with this non-U.S. communications company to provide computer services commencing July 1, 1998. The decline in list management revenues reflects business attrition offset by the acquisition of new customers. In addition, a significant new list management customer will continue billing list renters until the end of its fiscal year. As a result, the current period includes only commissions for services provided.

       Gross profit decreased 3% to $15,291,000 for the six month period from $15,763,000 in the comparable period of 1997. Gross profit margin was 31% in each six month period. The decrease in gross profit amount resulted primarily from decreased sales.

       Selling and administrative expenses decreased 9% to $8,176,000 from $8,939,000 in 1997. Selling and administrative expenses, as a percentage of sales, were 16% for the current six month period and 18% in the prior year. The decrease in the amount and percentage of selling and administrative expenses is primarily the result of lower executive compensation, travel and communication expenses.

         Net dividend and interest of $627,000 was realized in the current six month period compared to $452,000 in the comparable period in 1997. Dividend and interest income increased $120,000 in the current six month period as a result of a higher level of funds available for short-term investment coupled with higher interest rates. The decrease in interest expense period over period of $55,000 resulted primarily from reduced debt and capital lease obligations. The unsecured line of credit held available to the Company was not utilized in either period.

       During the six month period, a payment of $210,000 was received from McIntyre & King, Ltd. ("M&K") and recorded as other income. This payment represents final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement. During fiscal 1997, the Company had written off its entire investment in M&K since any recovery, at that time, was uncertain.

       Net income was $4,783,000 ($.92 per share-diluted) in the current period compared to $4,298,000 ($.84 per share-diluted) in the comparable 1997 period.

Financial Condition, Liquidity and Capital Resources

         Working capital was $31,424,000 at March 31, 1998 compared to $26,799,000 at September 30, 1997. The working capital increase resulted from a decrease in current assets of $2,415,000 while current liabilities decreased $7,041,000. The decease in current assets was primarily the result of lower accounts receivable-net ($3,991,000) and investments-held-to- maturity ($502,000) offset by an increase in cash and cash equivalents ($2,353,000). The decrease in current liabilities resulted primarily from lower accounts payable ($2,963,000), deferred revenue ($2,551,000) and other accrued liabilities ($1,124,000). At December 31, 1997, the ratio of long-term debt to equity was
 .08 to 1.

       For the six month period, cash generated by operations decreased $1,731,000 over such amounts generated in the comparable period of the prior year. This decrease was the result of decreases in adjustments to net income and changes in operating assets and liabilities ($2,216,000) offset by an increase in net income ($485,000). The decrease in adjustments to net income and changes in operating assets and liabilities resulted primarily from decreases in accounts payable and accrued expenses ($2,765,000) and deferred revenue ($1,901,000) partially offset by a decrease in accounts receivable ($2,212,000).

       In the six month period ended March 31, 1998, funds used by financing activities increased $915,000 compared to the comparable period of the prior year. The increased usage resulted from increased repayment of debt ($487,000), reduced receipts from the exercise of stock options ($346,000) and increased payment of dividends ($70,000). For the same period, cash provided by investing activities increased $1,942,000 as a result of a net sale of investments ($1,900,000) and reduced additions to property and equipment ($42,000).

       Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders, in cash or stock, up to an aggregate of $10,000,000. Under such purchase agreement, the Company paid $1,012,500 (100% in cash - see Note 3 to the consolidated financial statements for further explanation) on January 2, 1998. Further, such amounts will be payable January 1 through 2002 totaling a maximum of $4,050,500. The discounted value of these future payments was recorded at September 30, 1995 since it was probable that the future earnings levels will be attained which will require the maximum payments to be made.

       Management believes cash generated from current operations and other liquid assets combined with the available bank credit line and the five year term loan mentioned above will be sufficient to meet cash flow needs during the fiscal year.

Year 2000 Issues

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

PART II               OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibit 11 - Computation of earnings per share

             (b) Reports on Form 8-K - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:        Clifton, New Jersey
             May 11, 1998


                                            LCS INDUSTRIES, INC.
                                                    (Registrant)


                                            By:   /s/William Rella
                                                  ----------------
                                                     William Rella
                                                     President
                                                     (Chief Executive Officer)



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

                         Six Months Ended March 31, 1998




                                     EXHIBIT

                                INDEX TO EXHIBIT

 Exhibit
   No.                                 Description
   ---                                 -----------


   11                  Statement re: Computation of Per Share Earnings