Form 10-Q
period 1998-06-30
LCS INDUSTRIES INC
filed 1998-08-14
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-12329

                              LCS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-2648333
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

         120 Brighton Road, Clifton, New Jersey               07012
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (973) 778-5588
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares outstanding of the registrant's Common Stock, par value of $.01 per share, as of August 3, 1998, was 4,844,149.

                              LCS INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I                       FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                      As of June 30, 1998 (Unaudited) and
                      September 30, 1997

                      Consolidated Statements of Income
                      For the Three Months and Nine Months Ended
                      June 30, 1998 and 1997 (Unaudited)

                      Consolidated Statements of Cash Flows
                      For the Nine Months Ended
                      June 30, 1998 and 1997 (Unaudited)

                      Notes to Consolidated Financial Statements
                      (Unaudited)

Item 2.               Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


PART II                          OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K

                                LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                                      June 30,        September 30,
                                                                        1998              1997
                                                                    ------------      ------------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................     $ 17,595,134      $ 14,619,271
   Investments - held-to-maturity ..............................       14,029,589        14,410,101
   Accounts receivable (less allowance
       for doubtful accounts:  June 30 - $532,000
       and September 30 - $496,000) ............................       16,829,448        23,163,774
   Prepaid expenses and other current assets ...................        2,011,816         1,460,990
   Deferred taxes ..............................................          308,000           684,000
                                                                     ------------      ------------
     Total current assets ......................................       50,773,987        54,338,136
                                                                     ------------      ------------

Investments - available-for-sale, net ..........................            1,516           123,708
Property and equipment, net ....................................        6,440,457         7,093,790
Goodwill (net of accumulated amortization:  June
    30 - $1,020,967 and September 30 - $806,204) ...............        7,066,214         7,280,977
Other assets ...................................................          849,409           672,656
                                                                     ------------      ------------
                                                                     $ 65,131,583      $ 69,509,267
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................     $ 10,914,531      $ 14,798,326
   Accrued salaries and commissions ............................        2,300,729         3,127,141
   Other accrued expenses ......................................        3,005,732         3,899,876
   Income taxes payable ........................................          434,629           290,407
   Current portion of long-term debt ...........................        1,037,916         1,087,511
   Current portion of capital lease obligations ................            7,557           211,580
   Deferred revenue ............................................             --           4,124,699
                                                                     ------------      ------------
     Total current liabilities .................................       17,701,094        27,539,540
                                                                     ------------      ------------

Long-term debt, net of current portion .........................        2,673,036         3,444,533
Deferred taxes .................................................          192,000           249,000
Deferred compensation ..........................................          299,000              --

                               LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                            (continued)


                                                                      June 30,        September 30,
                                                                        1998              1997
                                                                    ------------      ------------
                                                                      (Unaudited)
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued June 30 - 5,058,174
       shares and September 30 - 4,854,847 shares ..............           50,582            48,548
   Common stock issuable .......................................        1,071,532         1,490,431
   Additional paid-in capital ..................................        9,595,817         8,702,971
   Retained earnings ...........................................       34,254,027        28,245,206
                                                                     ------------      ------------
                                                                       44,971,958        38,487,156
   Less:  Treasury stock, at cost, June 30 - 214,663 shares
               and September 30 - 187,766 shares ...............         (705,505)         (207,953)
          Available-for-sale securities valuation adjustment,
               net of deferred income taxes ....................             --              (3,009)
                                                                     ------------      ------------
     Total stockholders' equity ................................       44,266,453        38,276,194
                                                                     ------------      ------------
                                                                     $ 65,131,583      $ 69,509,267
                                                                     ============      ============

                    See Notes to Consolidated Financial Statements

                                     LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three and Nine Months Ended June 30,
                                                  (Unaudited)



                                                      Three Months                        Nine Months
                                            ------------------------------      ------------------------------
                                                 1998              1997              1998              1997

Net sales .............................     $ 22,040,914      $ 24,167,753      $ 71,653,799      $ 75,238,106
Cost of sales .........................       15,255,841        16,451,458        49,577,715        51,758,748
                                            ------------      ------------      ------------      ------------
Gross profit ..........................        6,785,073         7,716,295        22,076,084        23,479,358
Selling and administrative expenses ...        4,106,571         4,410,592        12,282,338        13,349,253
Other (income) expense:
   Dividend and interest income .......         (406,533)         (365,286)       (1,212,783)       (1,051,227)
   Interest expense ...................           78,212           116,820           257,605           350,859
   Loss on investment .................             --             954,000          (210,000)          954,000
                                            ------------      ------------      ------------      ------------
Income before income taxes ............        3,006,823         2,600,169        10,958,924         9,876,473
Provision for income taxes ............        1,250,000         1,410,000         4,419,000         4,388,000
                                            ------------      ------------      ------------      ------------
Net income ............................     $  1,756,823      $  1,190,169      $  6,539,924      $  5,488,473
                                            ============      ============      ============      ============

Per common and common equivalent share:
Basic earnings ........................     $        .36      $        .26      $       1.36      $       1.19
                                            ============      ============      ============      ============

Diluted earnings ......................     $        .34      $        .23      $       1.27      $       1.07
                                            ============      ============      ============      ============

Dividends .............................     $       .038      $       .038      $       .113      $        .10
                                            ============      ============      ============      ============


                 See Notes to Consolidated Financial Statements.

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended June 30,
                                        (Unaudited)



                                                               1998              1997
                                                           ------------      ------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income ........................................     $  6,539,924      $  5,488,473
                                                           ------------      ------------
   Adjustments to reconcile net income to net cash
       provided  by  operating
       activities:
       Depreciation and amortization .................        2,075,224         1,913,249
       Deferred income taxes .........................          317,000            99,000
       Provision for doubtful accounts receivable ....          110,000            85,000
       Deferred compensation .........................          299,000              --
       Gain on sale of available-for-sale securities .             --                (474)
                                                           ------------      ------------
       Total adjustments .............................        2,801,224         2,096,775
   Changes in operating assets and liabilities:
       Accounts receivable ...........................        6,224,326         2,598,852
       Prepaid expenses and other current assets .....       (1,143,890)         (548,675)
       Accounts payable and accrued expenses .........       (5,552,352)       (1,833,229)
       Income taxes payable ..........................          407,144           506,725
       Deferred revenue ..............................       (4,124,699)       (2,472,917)
       Other assets ..................................         (176,753)         (102,366)
                                                           ------------      ------------
       Total adjustments and changes .................       (1,565,000)          245,165
                                                           ------------      ------------
   Net cash provided by operating activities .........        4,974,924         5,733,638
                                                           ------------      ------------

Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Repayments ....................................       (1,583,364)       (1,196,582)
   Dividends paid ....................................         (531,052)         (455,635)
   Exercise of stock options .........................          151,460           493,872
   Employee Stock Purchase Plan and employment
       agreement proceeds ............................           70,168            85,154
                                                           ------------      ------------
   Net cash used in financing activities .............       (1,892,788)       (1,073,191)
                                                           ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment ...............       (1,207,128)       (1,313,713)
   Net sales (purchases) of investments ..............        1,100,855        (3,083,100)
                                                           ------------      ------------
   Net cash used in investing activities .............         (106,273)       (4,396,813)
                                                           ------------      ------------

                           LCS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended June 30,
                                        (Unaudited)



                                                               1998              1997
                                                           ------------      ------------
Cash and cash equivalents:
   Net increase in cash and cash equivalents .........        2,975,863           263,634
   Cash and cash equivalents at beginning of period ..       14,619,271        11,893,982
                                                           ------------      ------------
   Cash and cash equivalents at end of period ........     $ 17,595,134      $ 12,157,616
                                                           ============      ============

For the Nine Months Ended June 30, ...................         1998              1997
                                                           ------------      ------------
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
       Interest ......................................     $    204,588      $    233,830
       Income taxes  .................................     $  3,518,950      $  3,937,260

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

   Treasury stock:
       For the nine months ended June 30, 1998, 26,897 shares of the Company's outstanding Common Stock were received in exchange for options exercised covering 176,000 shares of Common Stock.

   Long-term debt and acquisition of business:
       As a result of Amendment No. 2 of the Catalog Resources, Inc. purchase agreement, (as explained in Note 3 to the Consolidated Financial Statements), additional long-term debt of $506,250 was recorded, offset by charges to common stock issuable of $418,899 and additional paid-in capital of $87,351 during fiscal 1998. During the nine month period ended June 30, 1997, $455,552 of common stock issuable was converted into 38,762 issued shares of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.

                 See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1) In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of results for the periods indicated. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. Therefore, these financial statements should be read in conjunction with the financial statements and the footnotes included in the Company's Annual Report on Form 10-K (as amended by Form 10-K/A-1) for the year ended September 30, 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results for the full year. The September 30, 1997 Balance Sheet was derived from the audited Balance Sheet at that date.

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

4) On January 6, 1998, the Company announced it had entered into an additional one-year agreement to provide computer services for a major non-U.S. telecommunications company. Total revenue of $6 million is expected and the assignment began July 1, 1998 immediately following the conclusion of the initial three-year project.

5) Other income for the nine months ended June 30, 1998 represents a payment from McIntyre and King, Ltd. ("M&K") representing final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement. During fiscal 1997, the Company had written off its entire investment in M&K since any recovery, at that time, was uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

           Three Months ended June 30, 1998

           Sales declined 9% in the quarter ended June 30, 1998 to $22,041,000 from $24,168,000 for the comparable quarter of the prior year and is accounted for by decreases of 15% in computer services, 13% in list marketing services and 2% in fulfillment services. The lower computer services revenues continue to reflect reduced billings, compared to the prior year, for the last phase of the three-year $40 million contract to build and manage a marketing database for a major non-U.S. telecommunications company. This contract was completed June 30, 1998. On July 1, 1998, the Company began work under an additional $6.0 million one-year contract with the same telecommunications company. The list marketing decline reflects customer attrition and industry softness not fully offset by new customers. The fulfillment decrease is comprised of a 6% increase in continuity services offset by a 10% decline in the catalog fulfillment operation. The continuity services increase resulted primarily from higher activity levels from existing clients. The decline in the catalog fulfillment operation resulted from several customers being acquired by third parties, as previously reported. Recently, contracts with several new customers have been finalized.

           Gross profit decreased 12% to $6,785,000 for the current quarter from $7,716,000 in the comparable quarter of 1997. Gross profit margin was 31% in the current quarter compared to 32% in the comparable prior period. The decline in gross profit amount resulted primarily from the decreased sales volumes.

           Selling and administrative expenses decreased 7% to $4,107,000 in the current quarter from $4,411,000 in the comparable quarter of 1997. Selling and administrative expenses, as a percentage of sales, were 19% for the current quarter and 18% in 1997. The decrease in the amount of selling and administrative expenses is primarily the result of continued lower executive compensation and travel expenses. This decrease, however, was not proportional to the decline in revenues and, as a result, the percentage of these expenses to revenues increased.

           Net dividend and interest of $328,000 was realized in the current quarter compared to $248,000 in the comparable 1997 quarter. Dividend and interest income increased $41,000 in the current fiscal quarter as a result of a higher level of funds available for short-term investment and higher interest rates during the current quarter. The decrease in interest expense quarter over quarter of $39,000 resulted primarily from reduced debt and capital lease obligations. The unsecured line of credit held available to the Company was not utilized in either quarter.

           In the quarter ended June 30, 1997, a loss on investment of $954,000 ($901,000 net of taxes) was recorded which represented a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.18 per share in the quarter. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and the financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provided for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs. During the first quarter of the current fiscal year, a payment of $210,000 was received and recorded as other income in settlement of a portion of the down payment under the rescinded agreement.

           The effective tax rate in the current fiscal quarter was 40 per cent compared to 54 per cent in the comparable period of the prior fiscal year. In 1997, the Company did not anticipate realizing sufficient capital gains during the tax carryforward period to offset capital losses related to M&K, therefore, no tax benefit was recorded.

           Net income was $1,757,000 ($.34 per share diluted) in the current quarter compared to $1,190,000 ($.23 per share diluted) in the comparable 1997 quarter.

           Nine Months ended June 30, 1998

           Sales decreased 5% for the nine months ended June 30, 1998 to $71,654,000 from $75,238,000 for the comparable period of the prior year and is represented by decreases of 17% in computer services and 5% in list marketing services partially offset by a 1% increase in fulfillment. The lower computer services revenues continue to reflect reduced billings, compared to the prior year, for the last phase of the three-year $40 million contract to build and manage a marketing database for a major non-U.S. telecommunications company. This contract was completed June 30, 1998. On July 1, 1998, the Company bean work under an additional $6.0 million one-year contract with the same telecommunications company. The list marketing decline reflects customer attrition and industry softness not fully offset by new customers. The fulfillment decrease is comprised of a 15% increase in continuity services offset by a 74% decrease in telemarketing services and an 11% decline in the catalog fulfillment operation. The continuity services increase resulted primarily from higher activity levels from existing clients. The decrease in telemarketing services is in line with the Company's program to de-emphasize this activity. The decline in the catalog fulfillment operation resulted from several customers being acquired by third parties, as previously reported. Recently, contracts with several new customers have been finalized.

           Gross profit decreased 6% to $22,076,000 for the nine month period from $23,479,000 in the comparable period of 1997. Gross profit margin was 31% in each period. The decrease in gross profit amount resulted primarily from the decreased sales volumes.

           Selling and administrative expenses decreased 8% to $12,282,000 from $13,349,000. Selling and administrative expenses, as a percentage of sales, were 17% in the current nine month period compared to 18% in the comparable prior year period. The decrease in the amount and percentage of selling and administrative expenses is primarily the result of lower executive compensation, travel and communications expenses.

           Net dividend and interest of $955,000 was realized in the current period compared to $700,000 in 1997. Dividend and interest income increased $162,000 in the current nine month period as a result of a higher level of funds available for short-term investment coupled with higher interest rates. The decrease in interest expense period over period of $93,000 resulted primarily from reduced debt and capital lease obligations. The unsecured line of credit held available to the Company was not utilized in either period.

           During the nine month period, a payment of $210,000 was received from McIntyre & King, Ltd. ("M&K") and recorded as other income. This payment represented final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement, as previously described. During fiscal 1997, the Company had written off its entire investment in M&K since any recovery, at that time, was uncertain.

           The effective tax rate for the nine month period in fiscal 1998 was 40 percent compared to 44 per cent in 1997. In 1997, the Company did not anticipate realizing sufficient capital gains during the tax carryforward period to offset capital losses related to M&K, therefore, no tax benefit was recorded.

           Net income was $6,540,000 ($1.27 per share diluted) in the current period compared to $5,488,000 ($1.07 per share diluted) in the comparable 1997 period.

Financial Condition, Liquidity and Capital Resources

           Working capital was $33,073,000 at June 30, 1998. The working capital increase resulted from a decrease in current assets of $3,564,000 while current liabilities decreased by $9,838,000. The decrease in current assets was primarily the result of lower accounts receivable-net ($6,334,000), investments-held-to-maturity ($381,000) and deferred taxes ($376,000) offset by an increase in cash and cash equivalents ($2,976,000) and prepaid expenses and other current assets ($551,000). The decrease in current liabilities resulted primarily from lower deferred revenue ($4,125,000), accounts payable ($3,884,000), other accrued expenses ($894,000) and accrued salaries and commissions ($826,000).

           For the nine month period, cash generated by operations decreased $759,000 over such amounts generated in the comparable period of the prior year. This decrease was the result of decreases in adjustments to net income and changes in operating assets and liabilities ($1,810,000) offset by an increase in net income ($1,051,000). The decrease in adjustments to net income and changes in operating assets and liabilities resulted primarily from decreases in accounts payable and accrued expenses ($3,719,000) and deferred revenue ($1,652,000) partially offset by a decrease in accounts receivable ($3,625,000).

           For the nine month period ended June 30, 1998, funds used by financing activities increased $820,000 compared to the comparable period of the prior year. The increased usage resulted primarily from increased repayment of debt ($387,000), reduced receipts from the exercise of stock options ($342,000) and increased payment of dividends ($75,000). For the same period, cash used by investing activities decreased $4,291,000 as a result of net investment sales ($4,184,000) and reduced additions to property and equipment ($107,000).

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

           The Company has not, however, fully completed its review of the Year 2000 issues, particularly, but not limited to, non-operational computer programs and third party vendor and customer issues. The Company is in the process of completing that review.

           Management cannot provide assurance that the result of its Year 2000 compliance efforts or the cost of such efforts will not differ materially from estimates. Accordingly, business continuity and contingency plans are currently being developed to address high risk areas as they are identified.

           The above discussion contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its estimates are based on reasonable assumptions, there can be no assurance that actual results will not differ materially from these estimates.

PART II                      OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K.

             (a)  Exhibit 11 - Computation of earnings per share.

             (b) Reports on Form 8-K - LCS Industries, Inc. did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:        Clifton, New Jersey
             August 10, 1998


                                                   LCS INDUSTRIES, INC.
                                                       (Registrant)


                                               By: /s/ William Rella
                                                   -----------------
                                                       William Rella
                                                       President and
                                                       Chief Executive Officer



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

                         Nine Months Ended June 30, 1998




                                     EXHIBIT

                                INDEX TO EXHIBIT


      Exhibit
         No.                         Description
         ---                         -----------

         11             Statement re: Computation of Per Share Earnings