Form 10-K
period 1998-09-30
LCS INDUSTRIES INC
filed 1998-12-29
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K


(X)  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934:

     For the fiscal year ended September 30, 1998

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, based on the average of high and low sales prices for December 1, 1998: $54,473,637. The number of shares of Common Stock ($.01 par value) outstanding as of December 1, 1998: 4,898,447.

                       DOCUMENTS INCORPORATED BY REFERENCE

               The Proxy Statement in respect of the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III hereof to the extent indicated in that Part. This Form 10-K consists of 48 pages. Index to exhibits is located at page 41.

                                  Introduction

                                     Part I

Item 1.        Business.

               LCS  Industries,  Inc.  ("LCS"  or  the  "Company"),  a  Delaware
corporation, provides outsourcing services specializing in international telecommunications database development and management as well as fulfillment, list marketing and computer services. LCS was incorporated in November, 1969.

               Contribution to total sales for the three most recent fiscal years by the type of service described above is as follows:

                                                   Fiscal Year Ended September 30,
                                                   -------------------------------

                                                    1998        1997         1996
                                                    ----        ----         ----
Fulfillment services                                 42%         38%         37%
Computer services                                    14%         18%         19%
List marketing services                              44%         44%         44%

               On December 17, 1998, the Company and CustomerONE Holding Corporation, a subsidiary of Onex Corporation, announced that they have entered into a definitive merger agreement pursuant to which CustomerONE will acquire all of the outstanding shares of LCS common stock at a price of $17.50 per share in cash, representing an aggregate transaction value of approximately $97.3 million. Onex Corporation, the ninth largest company in Canada, is a diversified company with 1997 consolidated revenues of $11 billion Canadian, consolidated assets of $6.4 billion Canadian and 43,000 employees.

               Pursuant to the merger agreement, CustomerONE commenced a cash tender offer for all of the outstanding common shares of LCS common stock on December 23, 1998. Consummation of the tender offer is subject to U.S. antitrust regulatory clearance and other customary closing conditions.

               The tender offer is not subject to financing. Onex has agreed to provide CustomerONE with all necessary funds to affect the merger.

               The Board of Directors of LCS has unanimously approved the merger and has recommended that LCS stockholders accept the tender offer and approve and adopt the merger agreement.

               Headquartered in Buffalo, New York, CustomerONE is an outsourced customer service and fulfillment provider. CustomerONE owns North Direct Response, Inc., a premier teleservices provider, and Softbank Services Group, a leading provider of outsourced customer service solutions.

               In June, 1997, the Company recorded a loss on investment of $954,000 ($863,000 net of taxes) representing a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.17 per share in the prior fiscal year. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provided for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs. On November 28, 1997, the Company received a payment from M&K of approximately $210,000 in final settlement of a portion of the down payment, which was recorded in other income in the quarter ended December 31, 1997.

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

               Although, during fiscal 1998, revenues recognized in connection with the contract to provide computer services to a non-U.S. telecommunications company amounted to 12% of consolidated sales, management does not believe that the loss of any single customer would have a severe impact (as defined in Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties" issued by the American Institute of Certified Public Accountants in December, 1994) on the Company and its subsidiaries taken as a whole. This contract contributed significantly to the profits of the Company and was completed June 30, 1998. On July 1, 1998, the Company began work under an additional $6.0 million one-year contract with the same telecommunications company. There is no assurance that additional replacement projects will be obtained in the future providing the same level of sales or profits.

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

               In the case of approximately 36% of the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1998, various payment terms exist ranging from payable upon receipt of invoice to 60 days from date of invoice, and in the case of substantially all of the balance (primarily those of SpeciaLISTS), payment terms are 60 days after the client's mailing date.

               Management believes that the consolidated trade accounts receivable of the Company and its subsidiaries as of September 30, 1998, net of the allowance for doubtful accounts reflected on the consolidated balance sheet as at such date included in the Consolidated Financial Statements, are collectable in the ordinary course of business.


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


Employees

               As of December 1, 1998, the Company employed 1,494 persons, of whom 881 were employed on a full-time basis. LCS does not have any collective bargaining agreements with its employees and believes its relations with its employees to be good.

Item 2.        Properties.

               The Company and its subsidiaries lease or sublease facilities at the locations and under leases or subleases summarized as follows and in Note 13 of Notes to Consolidated Financial Statements, as to future rental expenses:

                                                      Square           Expiration
                      Location                         Feet               Date
                      --------                         ----               ----
120 Brighton Road, Clifton, NJ (1)                     78,645          September 2000
1200 Harbor Blvd., Weehawken, NJ (2)                   18,100          June  2003
Jonathan's Landing, Magnolia, DE (4)                   17,000          Month to Month
100 Enterprise Place, Dover, DE (1)(5)                 55,000          Month to Month
97 Commerce Way, Dover, DE (1)                        124,000          October 2005
155 Commerce Way, Dover, DE (1) (3)                    35,530          December 1999
2 McKee Road, Dover, DE (4)                            29,000          Month to Month
155 Commerce Way, Dover, DE (4)                        56,762          April 1999
5725 S. University Dr., Davie, FL (2)                  11,550          April 2002
                                                    ---------

                                           TOTAL      425,587

-------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.

                             None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Quarterly Stock Price Information

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol LCSI. The following table sets forth the quarterly high and low sales prices of the common stock, as quoted on Nasdaq. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Commencing in the second quarter of fiscal 1996, subsequent to the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995, regular quarterly dividends of $.025 per share were paid. Effective with the second quarter of fiscal 1997, regular quarterly dividends of $.0375 per share were paid.

As of December 1, 1998, there were 170 registered holders and an estimated 1,600 beneficial holders of record of the Company's common stock.

--------------------------------------------------------------------------------
                                                   Price
--------------------------------------------------------------------------------
                                           High              Low
--------------------------------------------------------------------------------
Fiscal Year Ended
    September 30, 1998
         1st Quarter..................   $21-3/4           $14
         2nd Quarter..................    18                12-3/8
         3rd Quarter..................    17-1/8            13-1/4
         4th Quarter..................    18                11-3/4

Fiscal Year Ended
    September 30, 1997
         1st Quarter..................   $15-1/2           $12-1/2
         2nd Quarter..................    16-1/8            13-1/2
         3rd Quarter..................    17-1/4            13-3/4
         4th Quarter..................    20                14

Item 6.                       Selected Financial Data.

Five Year Review
Income Statement Data
(In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------
Years Ended September 30,                            1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------------
Sales .........................................   $  94,209    $ 100,627    $  95,570    $  78,863    $  62,690
Cost of sales .................................      65,973       69,384       66,120       54,717       46,986
Gross profit ..................................      28,236       31,243       29,450       24,146       15,704
Selling and administrative expenses ...........      16,533       17,906       16,679       13,653       13,270
Dividend and interest (income) expense, net ...      (1,299)      (1,000)        (553)        (167)          65
Other expense (Note 1) ........................        (210)       1,914         --           --           --
Income before income taxes ....................      13,212       12,423       13,324       10,660        2,369
Net income ....................................       7,835        6,987        7,838        6,329        1,375
Per common and common equivalent share (Note 2)
Basic earnings (Note 1) .......................        1.63         1.51         1.81         1.57          .36
Weighted average number of shares outstanding .       4,808        4,625        4,330        4,020        3,871
Diluted earnings (Note 1) .....................        1.52         1.37         1.53         1.33          .32
Weighted average number of shares outstanding .       5,158        5,104        5,118        4,755        4,306
Dividends per share ...........................        .150         .138         .094         .066         .045
---------------------------------------------------------------------------------------------------------------

Note 1  -      1997 includes  write-off of the Company's  investment in McIntyre and King, Ltd. ("M&K") of $954,000 ($863,000 net of taxes or $.17 per share) and a non-recurring  charge of $960,000  ($570,000 net of taxes or $.11 per share)  related to the death  benefits under
               employment   agreements  and  other  severance  amounts  due  the
               Company's former Chairman. 1998 includes a $210,000 recovery related to the M&K transaction.

Note 2 - 1995 and 1994 have been retroactively restated to reflect the 10% stock dividend paid in January, 1995 and the 2 for 1 stock split paid as a 100% stock dividend on October 24, 1995.

Balance Sheet Data
(In thousands)
------------------------------------------------------------------------------------
September 30,                        1998      1997      1996      1995      1994
------------------------------------------------------------------------------------
Working capital ................   $34,947   $26,799   $19,359   $10,569   $ 4,673
Total assets ...................    69,379    69,509    64,970    49,737    31,815
Long-term debt and capital
      lease obligations - net of
       current portion .........     2,575     3,445     4,583     3,436     1,805
Stockholders' equity ...........    46,210    38,276    30,861    22,048    12,865
------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by data derived from the Company's Consolidated Statements of
Income:

------------------------------------------------------------------------------------
Year Ended September 30,                                1998      1997      1996
------------------------------------------------------------------------------------
Sales ............................................     100.0%    100.0%    100.0%
Cost of sales ....................................      70.0      69.0      69.2
                                                       -----     -----     -----
Gross profit .....................................      30.0      31.0      30.8
Selling and administrative .......................      17.6      17.8      17.4
Dividend and interest (income) expense, net ......      (1.4)     (1.0)     (0.6)
Other (income) expense ...........................       (.2)      1.9    --
                                                       -----     -----     -----
Income before income taxes .......................      14.0      12.3      14.0
Provision for income taxes .......................       5.7       5.4       5.8
                                                       -----     -----     -----
Net income .......................................       8.3%      6.9%      8.2%
                                                       =====     =====     =====

------------------------------------------------------------------------------------

Fiscal Year 1998 Compared to Fiscal Year 1997

Sales in 1998 declined $6.4 million (6%) compared to 1997 principally as a result of a $4.3 million (24%) decrease in computer services, a $2.7 million (6%) decrease in list marketing partially offset by a $0.6 million (1%) increase in fulfillment services. The lower computer services revenues reflect reduced billings, compared to the prior year, for the last phase of the three-year $40.0 million contract to build and manage a marketing database for a major non-U.S. telecommunications company which contract was completed June 30, 1998. On July 1, 1998, the Company began work under an additional $6.0 million one-year contract with the same telecommunications company. The list marketing decline reflects customer attrition and industry softness not fully offset by new customers. The fulfillment increase is comprised of a 10% increase in continuity services offset by a 9% decrease in the catalog fulfillment operation. The continuity increase resulted primarily from higher activity levels from existing clients. The decline in the catalog fulfillment operation resulted from several customers being acquired by third parties, as previously reported. During the second half of fiscal 1998, contracts with several new catalog fulfillment customers were finalized.

Gross profit in 1998 decreased $3.0 million (10%) compared to 1997. Gross profit margin was 30% in 1998 compared to 31% in 1997. The lower gross profit amount resulted primarily from the decrease in sales volume. The reduced margin resulted from the impact of the lower computer services sales, as described above, which carry a higher gross profit percentage than the other operations partially offset by an improved margin in the list marketing area.

Selling and administrative expenses in 1998 declined $1.4 million (8%) compared to 1997. Selling and administrative expenses, as a percentage of sales, were 18% in both 1998 and 1997. The decrease in the amount of selling and administrative expenses is primarily due to lower executive compensation, travel and communication costs.

Dividend and interest income in 1998 increased $0.2 million (13%) as a result of a higher level of funds available for investment and marginally higher interest rates. Interest expense declined $0.1 million in 1998 compared to 1997 which resulted from reduced debt levels and capital lease obligations. The unsecured line of credit held available for the Company was not used during either fiscal year.

Other income in 1998 of $0.2 million reflects a payment received from McIntyre & King, Ltd. ("M&K") and represents final settlement of a portion of the down-payment made in connection with the 1997 rescinded purchase agreement, as described below. Other expense in 1997 included the June, 1997 recorded loss on investment of $1.0 million ($0.9 million net of taxes) representing a non-recurring charge for the write-off of the Company's investment in M&K and represented $.17 per share. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provided for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs at that time. On October 6, 1997, the Company announced the recording of a non-recurring charge of $1.0 million ($0.6 million net of taxes or $.11 per share) in the period ended September 30, 1997 relating to death benefits payable under employment agreements and other severance amounts due the Company's former Chairman, the late Arnold J. Scheine who passed away on September 22, 1997.

The effective tax rate in 1998 was 41% compared to 44% in 1997. The provisions for taxes for the two fiscal years reflect relatively normal relationships between book income and taxes therein with the exception, in 1997, of the loss on investment in M&K, as described above. The Company currently does not anticipate realizing sufficient capital gains during the tax carryforward period to offset this capital loss and, accordingly, a full valuation allowance has been recorded for the tax benefit.

Primarily because of the non recurrence of the other expense charges in 1997, as described above, net income increased $0.8 million (12%) for 1998 compared to 1997. Lower executive compensation, travel and communication expenses and the M&K payment of $0.2 million contributed to the increase as well. The impact of the decline in sales in 1998 versus 1997 substantially reduced the positive impact of these items.


Fiscal Year 1997 Compared to Fiscal Year 1996

Sales in 1997 increased $5.1 million (5%) compared to 1996 principally as a result of a $2.9 million (8%) increase in fulfillment services and a $2.1 million (5%) increase in list marketing. The increase in fulfillment services sales reflects 16% increases in both continuity and catalog fulfillment services partially offset by a decrease of 82% in inbound telemarketing revenues, which is in line with the Company's program to de- emphasize this activity. The continuity increase was primarily the result of increased billings to existing customers while the catalog increase resulted from billings to new customers, increased billings to existing customers partially offset by the loss of billings to several customers upon their acquisition by third parties. Computer services revenues were comparable to the prior year and continue to benefit from the revenues related to the previously announced $40 million contract to build a marketing database for a major non-U.S. telecommunications company. The contract extends through June, 1998. Revenue is recognized on the percentage-of-completion method of accounting measured by the percentage of labor hours incurred to date to the estimated total labor hours required for the contract. Initial revenues from this contract were recorded in the last quarter of fiscal 1995. The list marketing increase resulted generally from an expanded customer base and increased volume with continuing customers.

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

Dividend and interest income in 1997 increased $0.5 million (46%) from 1996 as a result of a higher level of funds available for reinvestment and marginally higher interest rates. Interest expense was comparable in both fiscal years. The unsecured line of credit held available for the Company was not used during either fiscal year.

Other expense during the current fiscal year includes the June, 1997 recorded loss on investment of $1.0 million ($0.9 million net of taxes) representing a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.17 per share in the current fiscal year. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provided for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs. On November 28, 1997, the Company received a payment from M&K of approximately $0.2 million in final settlement of a portion of the down payment, which was recorded in other income in the first quarter of fiscal 1998. On October 6, 1997, the Company announced the recording of a non-recurring charge of $1.0 million ($0.6 million net of taxes or $.11 per share) in the period ended September 30, 1997 relating to death benefits payable under employment agreements and other severance amounts due the Company's former Chairman, the late Arnold J. Scheine who passed away on September 22, 1997.

The effective tax rate in 1997 was 44% compared to 41% in 1996. The provisions for taxes for the two fiscal years reflect relatively normal relationships between book income and taxes thereon with the exception of the loss on investment in M&K, as described above. The Company did not anticipate realizing sufficient capital gains during the tax carryforward period to offset this capital loss and, accordingly, a full valuation allowance has been recorded for the tax benefit.

Net income for 1997 decreased $0.9 million (11%) compared to 1996 primarily as a result of the other expense charges, described above, partially offset by higher contribution levels for the continuity and catalog operations. Excluding the impact of the other expense charges, net income would have increased $0.6 million or 7%.


Liquidity and Capital Resources

Working capital at September 30, 1998 increased to $34.9 million from $26.8 million at the prior year end. Current assets increased $0.8 million principally from an increase in cash partially offset by a decrease in investments - held-to-maturity and in accounts receivable. Current liabilities decreased $7.4 million primarily as a result of decreases in accounts payable, deferred revenue and accrued salaries and commissions and other accrued expenses. At September 30, 1998, the ratio of long-term debt to equity was .06 to 1.

For the fiscal year ended September 30, 1998, cash generated by operations decreased $3.8 million over such amounts generated in 1997. The decrease was primarily attributable to a decrease in adjustments to net income and changes to operating assets and liabilities of $4.7 million offset by an increase in net income of $0.9 million. The decrease in adjustments to net income and changes in operating assets was primarily the result of a decrease in accounts payable and accrued expenses of $5.1 million, increases in prepaid expenses and other current assets of $0.5 million, accounts receivable and security deposits of $0.2 million each partially offset by increases in income taxes payable of $0.6 million and adjustments to net income of $0.9 million. The $0.9 million included increases in deferred income taxes of $0.5 million, deferred compensation of $0.3 million and depreciation of $0.1 million.

During the current fiscal year, funds used by financing activities increased $0.9 million, primarily as a result of reduced funds from the exercise of stock options of $0.5 million combined with increased repayments of debt of $0.3 million and dividend payments of $0.1 million.

Cash provided by investing activities increased $7.1 million over the prior year. This increase was primarily attributed to a maturing of investments of $7.0 million and a reduction in additions to property and equipment of $0.1 million.

Pursuant to the purchase agreement, as amended, with CRI, the Company is obligated to pay to CRI's selling shareholders in cash or stock up to an aggregate of $10 million. Under such purchase agreement, the Company will pay $1 million on January 1, 1999 bringing the total payments to that date to $6.7 million. As outlined in Note 2 to the accompanying consolidated financial statements, the present value of the remaining obligation of $6.1 million, at September 30, 1995 was recorded at that time resulting in an increase in goodwill at that date of $4.5 million.

Management believes cash generated from current operations and other liquid assets combined with the available bank credit line will be sufficient to meet cash flow needs during the 1999 fiscal year, including the payment to former CRI shareholders due January 1, 1999.


Recently Issued Accounting Standards

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

In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is planning to adopt the provisions of SFAS No. 131 for its fiscal year beginning October 1, 1998 but has not yet fully determined what additional disclosures may be required to complete its implementation.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. The Company does not have any derivative instruments.


Year 2000 Issues

Certain of the Company's operational computer programs use two digits to identify a year in the date field which does not consider the impact, if any, of the upcoming change in the century. Since internal personnel are being utilized, the Company anticipates, at a cost not material to its business, results of operations or financial condition, the timely completion of any programming needed to address this issue and result in successful computer processing in the year 2000 and beyond. Expenditures for equipment is currently estimated as not exceeding $250,000, primarily for upgrading and replacing personal computers and related software. The current program anticipates completion of this process by June, 1999.

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

Item 8. Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT







Board of Directors and Stockholders of
LCS Industries, Inc.
Clifton, New Jersey


We have audited the accompanying consolidated balance sheets of LCS Industries, Inc. and Subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LCS Industries, Inc. and its Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Parsippany, NJ
November 3, 1998
(December 17, 1998, as to Note 18)

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30,              1998            1997             1996
                                          -------------    -------------    -------------
Net sales .............................   $  94,209,365    $ 100,627,292    $  95,570,436
Cost of sales .........................      65,973,405       69,383,846       66,120,153
                                          -------------    -------------    -------------
Gross profit ..........................      28,235,960       31,243,446       29,450,283
Selling and administrative expenses ...      16,533,318       17,905,852       16,678,548
Other (income) expense:
   Dividend and interest income .......      (1,631,706)      (1,442,707)        (990,108)
   Interest expense ...................         332,874          443,642          437,198
   Other (income) expense .............        (210,000)       1,914,000             --
                                          -------------    -------------    -------------
Income before income taxes ............      13,211,474       12,422,659       13,324,645
Provision for income taxes ............       5,376,000        5,436,000        5,487,000
                                          -------------    -------------    -------------
Net income ............................   $   7,835,474    $   6,986,659    $   7,837,645
                                          =============    =============    =============

Per common and common equivalent share:
Basic earnings ........................   $        1.63    $        1.51    $        1.81
                                          =============    =============    =============

Diluted earnings ......................   $        1.52    $        1.37    $        1.53
                                          =============    =============    =============

Dividends .............................   $         .15    $        .138    $        .094
                                          =============    =============    =============



                 See Notes to Consolidated Financial Statements.

                                            LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
September 30,                                                                                1998            1997
                                                                                         ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................................   $ 19,702,803    $ 14,619,271
   Investments - held-to-maturity ....................................................     11,479,120      14,410,101
   Accounts receivable (less allowance for doubtful
       accounts:  1998 - $502,000 and 1997 - $496,000) ...............................     22,020,995      23,163,774
   Prepaid expenses and other current assets .........................................      1,623,264       1,460,990
   Deferred taxes ....................................................................        295,000         684,000
                                                                                         ------------    ------------
     Total current assets ............................................................     55,121,182      54,338,136
                                                                                         ------------    ------------

Investments - available-for-sale, net ................................................           --           123,708
Property and equipment, net ..........................................................      6,452,529       7,093,790
Goodwill (net of accumulated amortization:
    1998 - $1,092,553 and 1997 - $806,204) ...........................................      6,994,628       7,280,977
Other assets .........................................................................        811,022         672,656
                                                                                         ------------    ------------
                                                                                         $ 69,379,361    $ 69,509,267
                                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................................   $ 13,691,193    $ 14,798,326
   Accrued salaries and commissions ..................................................      2,311,796       3,127,141
   Other accrued expenses ............................................................      2,993,400       3,899,876
   Income taxes payable ..............................................................        151,210         290,407
   Current portion of long-term debt .................................................      1,026,147       1,087,511
   Current portion of capital lease obligations ......................................           --           211,580
   Deferred revenue ..................................................................           --         4,124,699
                                                                                         ------------    ------------
     Total current liabilities .......................................................     20,173,746      27,539,540
                                                                                         ------------    ------------

Long-term debt, net of current portion ...............................................      2,574,598       3,444,533
Deferred taxes .......................................................................        107,000         249,000
Deferred compensation ................................................................        313,922            --

Commitments and contingencies ........................................................

                                            LCS INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
September 30,                                                                                1998            1997
                                                                                         ------------    ------------
Stockholders' equity:
   Preferred stock $.01 par value; authorized
       1,000,000 shares; issued - none
   Common stock $.01 par value; authorized
       15,000,000 shares; issued 1998 - 5,111,899
       shares and 1997 - 4,854,847 shares ............................................         51,119          48,548
   Common stock issuable .............................................................      1,071,532       1,490,431
   Additional paid-in capital ........................................................     10,424,048       8,702,971
   Retained earnings .................................................................     35,368,901      28,245,206
                                                                                         ------------    ------------
                                                                                           46,915,600      38,487,156
   Less:  Treasury stock, at cost, 1998 - 214,663 shares
               and 1997 - 187,766 shares .............................................       (705,505)       (207,953)
          Available-for-sale securities valuation adjustment,
               net of deferred income taxes ..........................................           --            (3,009)
                                                                                         ------------    ------------
     Total stockholders' equity ......................................................     46,210,095      38,276,194
                                                                                         ------------    ------------
                                                                                         $ 69,379,361    $ 69,509,267
                                                                                         ============    ============

                 See Notes to Consolidated Financial Statements

LCS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             Common Stock
                                            $.01 Par Value            Common        Additional
                                    ---------------------------       Stock          Paid-in         Retained
Balance                                 Shares         Amount        Issuable        Capital         Earnings
                                    ----------------------------------------------------------------------------
October 1, 1995 .................      4,347,886   $     43,479   $  2,407,521    $  5,431,455    $ 14,451,854
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........         34,621            346       (461,538)        461,192            --
Exercise of stock options .......        216,903          2,169           --           617,504            --
Stock dividend - converted shares            360              4           --               251            --
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....         11,717            117           --           153,861            --
Dividends paid ..................           --             --             --              --          (401,762)
Valuation adjustment, net .......           --             --             --              --              --
Tax benefit of exercise of
  stock options .................           --             --             --           559,000            --
Net income ......................           --             --             --              --         7,837,645
                                    ------------   ------------   ------------    ------------    ------------
September 30, 1996 ..............      4,611,487         46,115      1,945,983       7,223,263      21,887,737
                                    ------------   ------------   ------------    ------------    ------------
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........         38,762            388       (455,552)        455,164            --
Exercise of stock options .......        195,675          1,956           --           517,543            --
Stock dividend - converted shares            318              3           --               218            --
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....          8,605             86           --           106,783            --
Dividends paid ..................           --             --             --              --          (629,190)
Valuation adjustment, net .......           --             --             --              --              --
Tax benefit of exercise of
  stock options .................           --             --             --           400,000            --
Net income ......................           --             --             --              --         6,986,659
                                    ------------   ------------   ------------    ------------    ------------
September 30, 1997 ..............      4,854,847         48,548      1,490,431       8,702,971      28,245,206
                                    ------------   ------------   ------------    ------------    ------------
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issuable
  exchanged for long-term debt ..           --             --         (418,899)        (87,351)           --
Exercise of stock options .......        249,600          2,496           --           938,080            --
Stock dividend - converted shares            716              8           --               494            --
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....          6,736             67           --            89,854            --
Treasury stock acquired .........           --             --             --              --              --
Dividends paid ..................           --             --             --              --          (711,779)
Valuation adjustment, net .......           --             --             --              --              --
Tax benefit of exercise of
  stock options .................           --             --             --           780,000            --
Net income ......................           --             --             --              --         7,835,474
                                    ------------   ------------   ------------    ------------    ------------
September 30, 1998 ..............      5,111,899   $     51,119   $  1,071,532    $ 10,424,048    $ 35,368,901
                                    ============   ============   ============    ============    ============
                                           Treasury Stock -        Available-for-
                                               at Cost             Sale Securities
                                     --------------------------      Valuation
Balance                                  Shares        Amount        Adjustment       Total
                                    -----------------------------------------------------------
October 1, 1995 .................        187,766   ($   207,953)   ($    78,837)   $ 22,047,519
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........           --             --              --              --
Exercise of stock options .......           --             --              --           619,673
Stock dividend - converted shares           --             --              --               255
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....           --             --              --           153,978
Dividends paid ..................           --             --              --          (401,762)
Valuation adjustment, net .......           --             --            44,245          44,245
Tax benefit of exercise of
  stock options .................           --             --              --           559,000
Net income ......................           --             --              --         7,837,645
                                    ------------   ------------    ------------    ------------
September 30, 1996 ..............        187,766       (207,953)        (34,592)     30,860,553
                                    ------------   ------------    ------------    ------------
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issued ...........           --             --              --              --
Exercise of stock options .......           --             --              --           519,499
Stock dividend - converted shares           --             --              --               221
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....           --             --              --           106,869
Dividends paid ..................           --             --              --          (629,190)
Valuation adjustment, net .......           --             --            31,583          31,583
Tax benefit of exercise of
  stock options .................           --             --              --           400,000
Net income ......................           --             --              --         6,986,659
                                    ------------   ------------    ------------    ------------
September 30, 1997 ..............        187,766       (207,953)         (3,009)     38,276,194
                                    ------------   ------------    ------------    ------------
Acquisition of Catalog
  Resources, Inc. ...............
  Common stock issuable
  exchanged for long-term debt ..           --             --              --          (506,250)
Exercise of stock options .......           --             --              --           940,576
Stock dividend - converted shares           --             --              --               502
Stock purchased through
  Employee Stock Purchase Plan
  and employment agreements .....           --             --              --            89,921
Treasury stock acquired .........         26,897       (497,552)           --          (497,552)
Dividends paid ..................           --             --              --          (711,779)
Valuation adjustment, net .......           --             --             3,009           3,009
Tax benefit of exercise of
  stock options .................           --             --              --           780,000
Net income ......................           --             --              --         7,835,474
                                    ------------   ------------    ------------    ------------
September 30, 1998 ..............        214,663   ($   705,505)   $          0    $ 46,210,095
                                    ============   ============    ============    ============

See Notes to Consolidated Financial Statements.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30,                               1998            1997            1996
                                                            ------------    ------------    ------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income ...........................................   $  7,835,474    $  6,986,659    $  7,837,645
                                                            ------------    ------------    ------------
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ....................      2,610,430       2,504,699       2,321,718
       Deferred income taxes ............................        245,000        (220,600)        (21,000)
       Provision for doubtful accounts receivable .......        134,168         119,000          65,000
       Deferred compensation ............................        313,922            --              --
       Gain on sale of available-for-sale securities, net           --              (474)         (1,046)
                                                            ------------    ------------    ------------
       Total adjustments ................................      3,303,520       2,402,625       2,364,672
   Changes in operating assets and liabilities:
       Accounts receivable ..............................      1,008,611       1,236,276        (768,131)
       Prepaid expenses and other current assets ........       (968,626)       (426,921)        295,018
       Accounts payable and accrued expenses ............     (2,733,740)      2,366,400         347,847
       Income taxes payable .............................        640,725          74,450         215,635
       Deferred revenue .................................     (4,124,699)     (4,015,068)      4,525,436
       Security deposits ................................       (188,701)         12,893         331,262
       Other, net .......................................         51,851          15,244          29,111
                                                            ------------    ------------    ------------
       Total adjustments and changes ....................     (3,011,059)      1,665,899       7,340,850
                                                            ------------    ------------    ------------
   Net cash provided by operating activities ............      4,824,415       8,652,558      15,178,495
                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Changes in note payable, long-term debt and capital
       leases (including current portion):
       Borrowings .......................................           --              --         2,500,000
       Repayments .......................................     (1,744,343)     (1,448,425)     (1,251,888)
   Dividends paid .......................................       (711,277)       (628,969)       (401,507)
   Exercise of stock options ............................        443,024         919,499       1,178,673
   Employee Stock Purchase Plan and employment
       agreement proceeds ...............................         89,921         106,869         153,978
                                                            ------------    ------------    ------------
   Net cash (used in) provided by financing activities ..     (1,922,675)     (1,051,026)      2,179,256
                                                            ------------    ------------    ------------

Cash flows from investing activities:
   Additions to property and equipment ..................     (1,682,820)     (1,762,911)     (4,362,085)
   Net sales (purchases) of investments .................      3,864,612      (3,113,332)     (9,732,515)
                                                            ------------    ------------    ------------
   Net cash provided by (used in) investing activities ..      2,181,792      (4,876,243)    (14,094,600)
                                                            ------------    ------------    ------------

Cash and cash equivalents:
   Net increase in cash and cash equivalents ............      5,083,532       2,725,289       3,263,151
   Cash and cash equivalents at beginning of period .....     14,619,271      11,893,982       8,630,831
                                                            ------------    ------------    ------------
   Cash and cash equivalents at end of period ...........   $ 19,702,803    $ 14,619,271    $ 11,893,982
                                                            ============    ============    ============

Continued on next page.

                      LCS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Continued from previous page.

For the Years Ended September 30,                       1998         1997          1996
                                                      ----------   ----------   ----------
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
    Interest ......................................   $  263,000   $  273,000   $  219,000
    Income taxes ..................................   $4,210,000   $5,337,000   $4,261,000

Supplemental disclosures of non-cash investing and financing activities:

   Valuation adjustment:
       For the year ended September 30, 1998, the valuation adjustment account is no longer required as a result of selling the available-for-sale securities portfolio to which the valuation adjustment related. For the years ended September 30, 1997 and 1996, the account was adjusted to reflect an increase in market values of the available-for-sale securities portfolio of $31,583 and $44,245, respectively, net of deferred income taxes.

   Stock dividends:
       For the years ended September 30, 1998, 1997 and 1996, 716, 318 and 360 shares of the Company's common stock were paid as dividends upon exchange of 299, 133 and 150 shares, respectively, of the Company's "old" common stock.

   Treasury stock:
       For the year ended September 30, 1998, 26,897 shares of the Company's outstanding Common Stock were received in exchange for options exercised covering 176,000 shares of Common Stock.

   Long-term debt and acquisition of business:
       As a result of Amendment No. 2 of the Catalog Resources, Inc. purchase agreement, (as explained in Note 2 to the Consolidated Financial Statements), additional long-term debt of $506,250 was recorded, offset by charges to common stock issuable of $418,899 and additional paid-in capital of $87,351 during fiscal 1998. For the years ended September 30, 1997 and 1996, $455,552 and $461,538 of common stock issuable was converted into 38,762 and 34,621 issued shares, respectively, of the Company's common stock, in accordance with the terms of the Catalog Resources, Inc. purchase agreement, as amended.

                 See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A - Business and Consolidation - The consolidated financial statements include the accounts of LCS Industries, Inc. and its Subsidiaries (the "Company"). The Company provides outsourcing services specializing in fulfillment, list and computer services and international telecommunications database development and management. The Company's services are performed within the United States and Canada except for a computer services contract with a non-U.S. telecommunications company. All material intercompany transactions and balances have been eliminated in consolidation.

B - Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are made when accounting for allowance for doubtful accounts, sales adjustments, depreciation and amortization, carrying value of goodwill, costs to complete long-term contracts which are accounted for using the percentage-of- completion method of accounting, taxes and contingencies.

C - Cash and cash equivalents - Cash and cash equivalents include short-term cash investments with maturities of three months or less at date of acquisition. Such investments are carried at cost, which approximates market, and amounted to $18,409,000 and $12,931,000 at September 30, 1998 and 1997, respectively.

D - Investments - The Company records its investments based on the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the provisions of this Statement, the Company has classified its investments in debt securities into held-to-maturity, trading or available-for-sale based upon management's intent with respect to such investments and the Company's ability to so hold. Debt securities are stated at amortized cost. Equity securities are classified as available-for-sale or trading depending on management's intent. Market values are based on publicly quoted market prices.

E - Long-Lived Assets - Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS 121") , "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that as of September 30, 1998 and 1997, there had been no impairment in the carrying value of long-lived assets.

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

G - Goodwill - Represents the unamortized excess cost of acquiring Catalog Resources, Inc. over the fair value of the net assets received at the acquisition date. This asset is being amortized on the straight-line basis over 30 years. The consolidated statements of operations for the fiscal years ended September 30, 1998, 1997 and 1996 include goodwill amortization of $286,300, $286,300 and $286,400, respectively. The Company regularly assesses the recoverability of goodwill in accordance with the provisions of SFAS No. 121.

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

J - Earnings Per Common Share - Effective October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", issued in March, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The prior years' earnings per share amounts have been restated to reflect the provisions of SFAS No. 128.

The following is the reconciliation of the weighted average shares used in the computations of basic and dilutive earnings per share:

September 30,                                          1998        1997         1996
                                                     ---------   ---------   ---------
Weighted average common shares outstanding
      used for basic earnings per share ..........   4,808,274   4,624,702   4,329,663

Weighted average dilutive stock options ..........     259,633     371,985     627,947

Shares issuable in connection with the acquisition
      of Catalog Resources, Inc. .................      89,733     107,151     160,475
                                                     ---------   ---------   ---------
Weighted average common shares outstanding
      for dilutive earnings per share ............   5,157,640   5,103,838   5,118,085
                                                     =========   =========   =========

The weighted average shares used in the computations of fiscal years 1998, 1997 and 1996 diluted earnings per share include the shares issuable in accordance with the agreement, as amended, related to the acquisition of Catalog Resources, Inc.

K - Disclosure of Accounting Pronouncements - In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires a reconciliation of net income to comprehensive income in the financial statements. Comprehensive income includes items that are excluded from net income and reported as components of stockholders' equity, such as unrealized gains and losses on certain investments in debt and equity securities, foreign currency items and minimum pension liability adjustments. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe there will be any material effect from adopting SFAS No. 130.

In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is planning to adopt the provisions of SFAS No. 131 for its fiscal year beginning October 1, 1998 but has not yet fully determined what additional disclosures may be required to complete its implementation.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognized all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. The Company does not have any derivative instruments.


Note 2 - Acquisition

On April 1, 1993, the Company completed the purchase of all the outstanding stock of Catalog Resources, Inc. ("CRI"). CRI's results of operations are included in the Company's Consolidated Statements of Income from that date. The initial purchase price was $3,500,000 with additional payments earned if CRI's pretax income, as defined by the agreement, reached certain amounts during the next five years. Of the initial purchase price, a total of $1,900,000 was paid consisting of $950,000 in cash and 324,956 shares of the Company's common stock.

Effective August 1, 1994, the purchase agreement was amended to limit to $8,100,000 the aggregate amount of additional purchase consideration to be paid in addition to the $1,900,000 paid at such date. The additional amount to be paid is based upon the operating performance of CRI over the eight year period beginning October 1, 1993. Based upon CRI's earnings for each fiscal year ending on September 30, a maximum annual payment of $1,012,500 is payable in January of the following year, which amount is subject to a dollar-for-dollar reduction based on CRI's operating results. Such payments are calculated separately for each year. Each payment will consist of 50 percent in cash and 50 percent in common stock of the Company with the maximum number of shares to be delivered under the purchase agreement, as amended, not to exceed 660,000 shares. The portion of these payments not made in stock is payable in cash. The number of shares to be issued will be based on the market value, as defined, of the common stock at the future payment dates. Based on the terms of the amended agreement and the achievement of the required operating results for the preceding fiscal year, payments of $1,012,500, 50 percent in cash and 50 percent in stock, were made on January 1, 1995, 1996 and 1997. As of September 30, 1997, 538,287 shares had been delivered under the provisions of the purchase agreement, as amended.

On December 30, 1997, the Company and former shareholders of Catalog Resources, Inc. agreed to Amendment No. 2 of the purchase agreement dated April 1, 1993 and amended August 1, 1994. This Amendment provided for the payment made January 2, 1998 of $1,012,500 to be 100 percent in cash compared to the previously agreed 50 percent in cash and 50 percent in Common Stock of the Company, subject to a maximum number of shares to be issued of 660,000. Accordingly, the current portion of long-time debt at December 31, 1997 was increased by $506,250 (50% of the $1,012,500 payment). This was offset by a reduction in common stock issuable of $418,899, representing the present value at September 30, 1995 of the originally anticipated stock issuance, and a charge to additional paid-in capital of $87,351.

As a result of Amendment No. 2, the parties agreed to reduce the maximum number of shares issuable under the amended agreement by the shares which would have been issued on January 2, 1998 based on the provisions of the original agreement. The revised maximum number of shares issuable is 628,020 of which 538,287 shares have been previously issued.

The common stock issuable amount reflects the maximum number of shares (628,020, as adjusted for Amendment No. 2 to the purchase agreement, less those shares issued and delivered prior to September 30, 1995) issuable under the terms of the purchase agreement, as amended, based on the market price of the Company's common stock at September 30, 1995. This amount is subject to adjustment, based on the future movements in the market price of the Company's common stock. No adjustment was recorded during the current fiscal year. Based on the operating results for the fiscal year ended September 30, 1998, the January 1, 1999 scheduled payment of $1,012,000 will be paid.


Note 3 - Investments

During the year ended September 30, 1997, the valuation account related to the available-for-sale marketable securities portfolio was adjusted to reflect an increase in market values of $31,583, net of deferred taxes. The valuation account was no longer required in fiscal year 1998 as a result of selling the available-for-sale securities portfolio to which the valuation account related.

The following table sets forth the components of investments held at September 30, 1998:

-------------------------------------------------------------------------------------
                                                          Market   Unrealized Holding
Held-to-maturity:                            Cost         Value           Gain
-------------------------------------------------------------------------------------
U.S. Government due January 31, 1999 .   $    24,996   $    25,016    $        20
Commercial paper-various issues ......    11,454,124    11,454,124              0
-------------------------------------------------------------------------------------
Total ................................   $11,479,120   $11,479,140    $        20
-------------------------------------------------------------------------------------

During the year ended September 30, 1998, proceeds from redemptions of investments were $36,731,307. The Company uses specific identification for securities sold.

The following table sets forth the components of investments held at September 30, 1997:

-------------------------------------------------------------------------------------
                                                         Market    Unrealized Holding
Available-for-sale:                          Cost         Value          Loss
-------------------------------------------------------------------------------------
U.S. Government due January 31, 1999 .   $    24,996   $    24,695   $      (301)
Equity securities ....................       103,799        99,013        (4,786)
-------------------------------------------------------------------------------------
Total ................................   $   128,795   $   123,708   $    (5,087)
-------------------------------------------------------------------------------------

Held-to-maturity:
-------------------------------------------------------------------------------------
Commercial paper-various issues ......   $14,410,101   $14,410,101   $         0
-------------------------------------------------------------------------------------

During the year ended September 30, 1997, proceeds from redemptions of investments were $24,445,993 resulting in a realized gain of $474. The Company uses specific identification for securities sold.

Note 4 - Allowance for Doubtful Accounts

Activity in the Allowance for Doubtful Accounts for the three years ended September 30, 1998 includes:

--------------------------------------------------------------------------------
Year Ended September 30,                    1998           1997          1996
--------------------------------------------------------------------------------
Balance at beginning of year .........    $ 496,000     $ 627,000     $ 624,000
Additions - charged to expense .......      134,000       119,000        65,000
Deductions ...........................     (128,000)     (250,000)      (62,000)
--------------------------------------------------------------------------------
Balance at end of year ...............    $ 502,000     $ 496,000     $ 627,000
--------------------------------------------------------------------------------

Note 5 - Property and Equipment

The components of property and equipment include:

--------------------------------------------------------------------------------
September 30,                                              1998          1997
--------------------------------------------------------------------------------
Furniture and fixtures .............................   $ 3,267,647   $ 3,094,284
Leasehold improvements .............................     2,231,127     2,207,228
Computer equipment .................................     8,216,147     7,508,056
Computer equipment under capital leases ............     1,915,567     1,915,567
Other equipment ....................................     4,984,534     4,228,200
--------------------------------------------------------------------------------
                                                        20,615,022    18,953,335
Less:  Accumulated depreciation and amortization ...    14,162,493    11,859,545
--------------------------------------------------------------------------------
                                                       $ 6,452,529   $ 7,093,790
--------------------------------------------------------------------------------

Depreciation   and   amortization   charged  to  operations  was   approximately
$2,324,000, $2,218,000, and $2,035,000 for 1998, 1997 and 1996, respectively.

Note 6 - Unsecured Line of Credit

A bank holds available, until March 31, 1999, a $5,000,000 unsecured bank line of credit. The line of credit has been renewed annually. During fiscal years 1998 and 1997, the available line of credit was not used.

Note 7 - Long-Term Debt

Long-term debt consists of:

--------------------------------------------------------------------------------
September 30,                                               1998         1997
--------------------------------------------------------------------------------
Payable to former shareholders of CRI ...................$2,176,260   $2,499,945
Notes payable to banks .................................. 1,424,485    2,032,099
--------------------------------------------------------------------------------
                                                          3,600,745    4,532,044
Less: Current portion ................................... 1,026,147    1,087,511
--------------------------------------------------------------------------------
                                                         $2,574,598   $3,444,533
--------------------------------------------------------------------------------

See Note 2 for a description of the amounts due to the former shareholders of CRI.

Notes payable to banks consist of one note for a five year term loan payable through December 15, 1998 with interest at 6.9%. The loan is secured by certain equipment located at CRI with a net book value of $180,314 as of September 30, 1998. A second note is for a five year term loan payable through June 27, 2001 with interest at 7.99%. This loan is secured by certain equipment located at CRI with a net book value at September 30, 1998 of $1,631,812. CRI must continue to meet a financial ratio test and maintain net worth of at least $5,000,000 after September 30, 1996. The Company has guaranteed the repayment of this loan.

Maturities of long-term debt include:

--------------------------------------------------------------------------------
        Fiscal Year Ended
          September 30,                                    Amount
--------------------------------------------------------------------------------
            1999                                       $  1,026,147
            2000                                          1,018,464
            2001                                            767,215
            2002                                            788,919
--------------------------------------------------------------------------------
Total long-term debt                                   $  3,600,745
--------------------------------------------------------------------------------

Note 8 - Provision for Income Taxes

The provision for income taxes is comprised of the following:

--------------------------------------------------------------------------------------------
Year Ended September 30,                                1998           1997          1996
--------------------------------------------------------------------------------------------
Current
      Federal ...................................   $ 3,994,000   $ 4,413,000    $ 4,292,000
      State .....................................     1,137,000     1,244,000      1,216,000
--------------------------------------------------------------------------------------------
        Total provision for current income taxes      5,131,000     5,657,000      5,508,000
--------------------------------------------------------------------------------------------
Deferred
      Federal ...................................       175,000      (179,000)       (22,000)
      State .....................................        70,000       (42,000)         1,000
--------------------------------------------------------------------------------------------
        Total provision for deferred income taxes       245,000      (221,000)       (21,000)
--------------------------------------------------------------------------------------------
        Total provision for income taxes ........   $ 5,376,000   $ 5,436,000    $ 5,487,000
--------------------------------------------------------------------------------------------

The total provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

-------------------------------------------------------------------------------------------------
Year Ended September 30,                                    1998           1997          1996
-------------------------------------------------------------------------------------------------
Federal income tax at statutory rate ................   $ 4,524,000    $ 4,248,000    $ 4,564,000
State income taxes - net of federal tax benefit .....       794,000        740,000        791,000
Non-deductible expenses .............................       145,000        149,000        148,000
Non-taxable income ..................................        (1,000)        (5,000)       (16,000)
Valuation allowance against capital loss carryforward       (86,000)       298,000           --
Other ...............................................           --           6,000           --
-------------------------------------------------------------------------------------------------
        Total provision for income taxes ............   $ 5,376,000    $ 5,436,000    $ 5,487,000
-------------------------------------------------------------------------------------------------

The components of deferred income tax assets and liabilities include:

------------------------------------------------------------------------------------------------------------------------------------
September 30,                                                             1998                                   1997
------------------------------------------------------------------------------------------------------------------------------------
                                                              Net Current      Net Non-current        Net Current    Net Non-current
                                                                 Asset            Liability              Asset         Liability
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment .............................          $    --             $ 235,000           $    --             $ 251,000
Allowance for doubtful accounts ....................            205,000                --               201,000                --
Non-deductible expenses ............................               --                  --               392,000                --
Unrealized holding loss on
      marketable securities ........................               --                  --                  --                (2,000)
Vacation accrual ...................................             90,000                --                91,000                --
Deferred compensation ..............................               --              (128,000)               --                  --
Capital loss carryforward ..........................            212,000                --               298,000                --
Valuation allowance against capital
      loss carryforward ............................           (212,000)               --              (298,000)               --
------------------------------------------------------------------------------------------------------------------------------------
        Total ......................................          $ 295,000           $ 107,000           $ 684,000           $ 249,000
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

The 1996 non-qualified Non-Employee Directors Stock Option Plan ("1996 Plan"), provides for the granting of options covering 250,000 shares. Each non-employee director, who is a non-employee director at the date of grant of the option and who was a non-employee at all times during the fiscal year preceding the date of grant, shall be granted an option to purchase 11,000 shares of the common stock on the date the 1996 Plan was approved by the stockholders and on each succeeding fifth business day following the public release of the Company's annual earnings for any fiscal year in which sales and net income per share of common stock increase by more than 5% over the prior fiscal year. Options granted under the 1996 Plan are based on the market value on the date of grant. During fiscal 1997, 22,000 shares were granted, based on fiscal year 1996 results, at a price of $15.00, all of which are outstanding. At September 30, 1998, 8,800 of these shares were exercisable. No options were granted for fiscal years 1998 and 1997. The 1993 non-qualified Non-Employee Directors Stock Option Plan ("1993 Plan") was terminated when the 1996 Plan was approved. The 1993 Plan has 11,600 options which remain outstanding at prices of $3.53-$16.00. At September 30, 1998, 7,400 shares were exercisable at prices of $3.53-$16.00. There was no other activity in this plan during fiscal years 1998 and 1997.

Non-employee directors have been granted non-qualified options, at the fair market value on the date of grant, to purchase 54,000 shares of the Company's common stock at prices of $2.05 to $5.38 per share. At September 30, 1998, 46,000 options were exercisable. During the current year, no options were exercised and no options were cancelled.

During the year ended September 30, 1995, certain officers of the Company were issued non-qualified options to purchase 75,000 shares of the Company's common stock at a price of $5.75 per share (100 percent of fair market value). During fiscal year 1998, options to purchase 50,000 shares were exercised.

The following schedule sets forth the activity under the 1983 Incentive Stock Option Plan for the years ended September 30, 1998, 1997 and 1996. Granting of options under this plan ceased in May, 1994.

--------------------------------------------------------------------------------
Incentive options                          Number                 Option Price
--------------------------------------------------------------------------------
Outstanding September 30, 1995             565,900              $1.25  - $  3.75
Exercised                                 (165,200)             $2.05  - $  3.41
--------------------------------------------------------------------------------
Outstanding September 30, 1996             400,700              $1.25  - $  3.41
Exercised                                 (176,300)             $2.25  - $  3.41
--------------------------------------------------------------------------------
Outstanding September 30, 1997             224,400              $1.25  - $  2.69
Exercised                                 (136,400)             $1.25  - $  2.69
--------------------------------------------------------------------------------
Outstanding September 30, 1998              88,000              $ 2.61
--------------------------------------------------------------------------------
Exercisable September 30, 1998              88,000              $ 2.61
--------------------------------------------------------------------------------

The following schedule sets forth the activity of the 1993 Incentive Stock Option Plan for the years ended September 30, 1998, 1997 and 1996.

--------------------------------------------------------------------------------
Incentive options                          Number                 Option Price
--------------------------------------------------------------------------------
Outstanding September 30, 1995             554,374              $ 2.88  - $16.85
Granted                                    110,000              $15.50
Exercised                                  (32,403)             $ 2.88  - $ 5.75
Expired or Cancelled                       (23,998)             $ 2.96  - $ 5.75
--------------------------------------------------------------------------------
Outstanding September 30, 1996             607,973              $ 2.96  - $16.85
Granted                                    110,800              $12.75  - $15.00
Exercised                                  (17,375)             $ 2.96  - $15.50
Expired or Cancelled                      (117,448)             $ 2.96  - $15.50
--------------------------------------------------------------------------------
Outstanding September 30, 1997             583,950              $ 2.96  - $16.85
Granted                                    159,200              $14.00  - $14.63
Exercised                                  (63,200)             $ 2.96  - $15.50
Expired or Cancelled                      (215,500)             $ 2.96  - $16.85
--------------------------------------------------------------------------------
Outstanding September 30, 1998             464,450              $ 2.96  - $16.85
--------------------------------------------------------------------------------
Exercisable September 30, 1998             195,725              $ 2.96  - $16.85
--------------------------------------------------------------------------------
Available for grant September 30, 1998   1,602,146
--------------------------------------------------------------------------------

The following schedule sets forth the status of the incentive stock options outstanding and exercisable at September 30, 1998:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Options Outstanding                      Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted-Average
------------------------------------------------------------------------------------------------------------------------------------
Range of                                                                                                  Average
Exercise                           Number of                Remaining               Exercise             Number of      Exercise
Prices                               Shares                 Life-Years                Price                Shares         Price
------------------------------------------------------------------------------------------------------------------------------------
1983 Incentive Plan
$2.61                               88,000                      4.5                  $ 2.61                 88,000        $ 2.61

1993 Incentive Plan
$2.96 to $5.50                      62,650                      6.1                    3.84                 50,150          3.79
$12.75 to $16.85                   401,800                      8.2                   14.49                145,575         15.19
------------------------------------------------------------------------------------------------------------------------------------
Total 1993 Plan                    464,450                                                                 195,725
------------------------------------------------------------------------------------------------------------------------------------
Total Plans                        552,450                                                                 283,725
------------------------------------------------------------------------------------------------------------------------------------

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

Year Ended September 30,                        1998              1997           1996
------------------------                        ----              ----           ----
Net income - as reported                   $   7,835,474   $   6,986,659   $   7,837,645
Net income - pro forma                         7,548,105       6,751,871       7,726,185
Diluted earnings per share - as reported            1.52            1.37            1.53
Diluted earnings per share - pro forma              1.46            1.32            1.51

The fair value of each option grant was estimated on the date of grant using the Binery Option Pricing Model with the following assumptions:

                                          1998             1997           1996
                                          ----             ----           ----
Expected dividend yield -                   1.10%           .80%           .80%
Expected stock volatility -                48.83%         59.65%         59.65%
Risk free interest rates -              4.61-4.66%     5.86-6.13%     5.84-5.93%
Expected life of options -              7 Years        5-10 years     5-7 years

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

Note 10 - 1994 Employee Stock Purchase Plan and Employment Agreements

At the annual meeting of stockholders in March, 1994, the 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted. The Purchase Plan provides eligible employees of the Company and its subsidiaries the opportunity to acquire up to 300,000 shares of common stock. Purchases are made on a monthly basis through payroll deductions of 1 percent to 10 percent of eligible compensation. Shares are offered at a 15 percent discount from the closing price on the last trading date of each month with no brokerage commissions. Participation in the Purchase Plan began September 1, 1994. For the years ended September 30, 1998, 1997 and 1996, shares purchased totaled 6,341, 6,892 and 9,968, respectively.

Employment agreements with current and former officers of a subsidiary include the provision for the quarterly purchase of the Company's common stock to the extent of 5 percent of any bonus earned, as defined. Shares are offered at a discount from the quarter end closing market price of the common stock. During fiscal years 1998, 1997 and 1996, a total of 395, 1,713 and 1,749 shares, respectively, were purchased under these agreements. Effective December 31, 1997, the election for future purchases was terminated by the remaining participant.


Note 11 - Employee Retirement Savings Plan (401K)

The Company sponsors a tax deferred retirement savings plan ("401K Plan") which permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. The 401K Plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended September 30, 1998, 1997 and 1996.

The Company matches employees' contributions to a maximum of 25 percent of the employee's first 6 percent contributed. The Company's matching contributions were temporarily increased to 35 percent of eligible employee contributions in fiscal years 1998, 1997 and 1996, during the period of January 1 to June 30. Matching contributions charged to expense were $233,000, $189,000 and $196,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.


Note 12 - Non-Qualified Deferred Compensation Plans

During the current fiscal year, the Company established Plans providing senior and other executives of the Company and its subsidiaries the opportunity to participate in unfunded deferred compensation programs.

The Executive Non-Qualified Deferred Compensation Plan provides senior officers retirement benefits through the deferring of compensation, as defined, on a pre-tax basis to a maximum of $30,000 per year. The Company provides a 30 percent matching contribution of the amounts deferred. Participants fully vest in the Company's matching contributions and related earnings/losses after three years of service with the Company.

The Management Non-Qualified Deferred Compensation Plan provides certain management employees retirement benefits through the deferring of compensation, as defined, on a pre-tax basis to a maximum of $10,000 per year. The Company provides a 20 percent matching contribution of the amounts deferred. Participants fully vest in the Company's matching contribution and related earnings/losses after five years of participation in the plan or attaining age 62.

The Plans are not qualified under Section 401 of the Internal Revenue Code and, therefore, the participants are general creditors of the Company with respect to these benefits. The Company has established irrevocable rabbi trusts to assist in funding the Plan's benefits. Trust investments are recorded as assets of the Company with the related earnings/losses passed on to the Plan participants.

Deferred compensation expense for the year, represented by the Company matching contributions and net earnings/losses, was $77,000.

Note 13 - Operating Lease Commitments

The Company and its subsidiaries lease certain properties, equipment and software under noncancellable long-term operating leases, which expire at various dates. Certain of the leases on real estate require the payment of real estate taxes. Minimum rentals under the leases are as follows:

--------------------------------------------------------------------------------
         Fiscal Year                                   Operating Leases
--------------------------------------------------------------------------------
              1999                                         $ 2,309,000
              2000                                           1,594,000
              2001                                           1,224,000
              2002                                           1,204,000
              2003                                           1,141,000
        Thereafter                                           1,409,000
--------------------------------------------------------------------------------
      Total                                                 $8,881,000
--------------------------------------------------------------------------------

Real estate, equipment and software operating lease costs include:
--------------------------------------------------------------------------------
Year Ended September 30,           1998               1997             1996
--------------------------------------------------------------------------------
Real estate                    $2,634,000         $2,535,000        $2,324,000
Equipment and software            719,000            740,000           788,000
--------------------------------------------------------------------------------
    Total                      $3,353,000         $3,275,000        $3,112,000
--------------------------------------------------------------------------------

Note 14 - Other (Income) Expense

In June, 1997, the Company recorded a loss on investment of $954,000 ($863,000 net of taxes) representing a non-recurring charge for the write-off of the Company's investment in McIntyre & King, Ltd. ("M&K"). This charge represented $.17 per diluted share. The Company's Board of Directors decided to sever the relationship with M&K due to unexpected operating losses that would have required unacceptable demands on management's time and financial support required to attempt to return M&K to profitability. As a result, effective April 5, 1997, the Company agreed to rescind its acquisition of M&K. The rescission agreement, dated June 30, 1997, provided for the return of a portion of the down payment in one year. However, recovery was uncertain and, therefore, the Company expensed all payments, advances and all related costs. On November 28, 1997, the Company received a payment from M&K of approximately $210,000 in final settlement of a portion of the down payment, which was recorded in other income in the quarter ended December 31, 1997.

On October 6, 1997, the Company announced the recording of a non-recurring charge of $960,000 ($570,000 net of taxes or $.11 per diluted share) in the period ended September 30, 1997 related to death benefits payable under employment agreements and other severance amounts due the Company's former Chairman, the late Arnold J. Scheine who passed away on September 22, 1997.


Note 15 - Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments - held-to-maturity, trade receivables, other current assets, accounts payable and amounts included in investments and accruals meeting the definition of a financial instrument approximate fair value. The carrying values and related estimated fair values for the Company's long-term debt payable to banks is estimated based on the current rates offered to the Company for debt of the same maturities as follows:

--------------------------------------------------------------------------------
September 30,                    1998                     1997
--------------------------------------------------------------------------------
Carrying value                $1,424,000               $2,032,000
Fair value                     1,439,000                2,037,000
--------------------------------------------------------------------------------

Note 16 - Commitments and Contingencies

The Company is involved in various legal claims and disputes that are normal and incidental to the Company's business. In the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from such claims and disputes would not have a material effect on the Company's financial statements.

The Company has entered into agreements with certain of its key management employees providing for payments totalling $385,000 if there is a change in control transaction signed by the Company.

At September 30, 1998, the Company and its subsidiaries have employment agreements with certain of their officers with terms expiring at various times through September 30, 2002, which provide for aggregate future minimum compensation of $1,175,000. One of the agreements provides for a bonus based on the results of the respective subsidiary's operations. Certain of the agreements provide for severance payments equal to six months salary.

During the current fiscal year, one of the Company's subsidiaries had in effect a $500,000 standby letter of credit agreement securing the timely payments, by the subsidiary, of amounts owing to a customer. No claims were made against this agreement during the year. The fair value of the standby agreement approximates the cost of the agreement.


Note 17 - Major Customers

For the years ended September 30, 1998, 1997 and 1996, revenues recognized under the contract to provide computer services to a non-U.S. telecommunications company amounted to 12 percent, 15 percent and 14 percent, respectively, of consolidated sales.


Note 18 - Subsequent Event

On December 17, 1998, the Company and CustomerONE Holding Corporation, a subsidiary of Onex Corporation announced that they have entered into a definitive merger agreement pursuant to which CustomerONE will acquire all of the outstanding shares of LCS common stock at a price of $17.50 per share in cash, representing an aggregate transaction value of approximately $97.3 million. Onex Corporation is a diversified company with 1997 consolidated revenues of $11 billion Canadian and consolidated assets of $6.4 billion Canadian.

Pursuant to the merger agreement, CustomerONE will make a cash tender offer for all of the outstanding common shares of LCS common stock. The tender offer is expected to commence the week of December 21. Consummation of the tender offer is subject to U.S. antitrust regulatory clearance and other customary closing conditions.

The tender offer is not subject to financing. Onex has agreed to provide CustomerONE with all necessary funds to effect the tender offer and merger.

The Board of Directors of LCS has unanimously approved the merger and has recommended that LCS stockholders accept the tender offer and approve and adopt the merger agreement.

                                  * * * * * *

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.

    None.

                                    Part III

Item 10. Directors, Executive Officers and Significant Employees of the Registrant.

    The information appearing in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders (The "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

    The following is a list as of December 1, 1998, showing the names and ages of all principal executive officers and significant employees of the Company and its subsidiaries, all positions and offices with the Company held by each of them and the year from which each said office has been continuously held. All executive officers are elected annually and hold office at the pleasure of the Company's Board of Directors.

                                                   Position with the Company
Name                                  Age          and Date from which Held
----                                  ---          ------------------------
William Rella.................         56          Chief Executive Officer - 1998
                                                   President, Chief Operating Officer and Director - 1997
                                                   President-Fulfillment Services - 1994

Marvin Cohen................           64          Senior Vice President and Secretary-1981
                                                   Director-1969

Pat R. Frustaci..............          44          Vice President - Finance, Chief Financial Officer,
                                                   Treasurer and Assistant Secretary - 1995

James E. Quinlan.........              60          Controller-1988

Lon Mandel...................          43          President and Chief Operating Officer - The SpeciaLISTS,
                                                   Ltd. - 1987

         All executive officers of the Company and other significant employees, other than Mr. Frustaci, have, as their principal occupations, been employed in positions as officers with the Company or its subsidiaries for more than the last five years. Mr. Frustaci was Vice President and Chief Financial Officer for Image Business Systems, Inc. during 1994.

         Based solely upon a review of Forms 3 and 4 and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during its fiscal year ended September 30, 1998, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, there was no officer, director or 10% stockholder of the Company who failed to file, on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, during such fiscal year or prior fiscal years.

Item 11. Executive Compensation

         The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.

                                    Part IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1.         Financial Statements                                     Page No.
              --------------------                                     --------
              Independent Auditors' Opinion.......                       14

              Consolidated Statements of Income
              for the Years Ended September 30,
              1998, 1997 and 1996.................                       15

              Consolidated Balance Sheets as
              of September 30, 1998 and 1997......                       16

              Consolidated Statements of Changes
              in Stockholders' Equity for the
              Years Ended September 30, 1998,
              1997 and 1996......................                        17

              Consolidated Statements of Cash Flows
              for the Years Ended September 30,
              1998, 1997 and 1996.................                       18

              Notes to Consolidated Financial Statements                 20

(a)2.         Financial Statement Schedules
              -----------------------------

         Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                    Exhibits
                                    --------


(a)      2.1            Agreement and Plan of Merger by and among
                        LCS Industries, Inc., CustomerONE Holding
                        Corporation and Catalog Acquisition Co. dated as of December 17, 1998 (15)

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

         10.2           1983 Stock Option Plan as Amended and
                        Restated (4)

         10.3 1993 Incentive Stock Option Plan as Amended and Restated (11)

         10.4           1993 Non-Employee Directors Stock Option Plan (8)

         10.5 The Bank of New York letter dated July 10, 1998 related to the holding available of a line of credit

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

                    (11) Incorporated by Reference to Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, File No. 0-12329.

                    (12) Incorporated by Reference to Exhibit to the Company's Current Report on Form 8-K dated September 1, 1995, File No. 0-12329.

                    (13) Incorporated by Reference to Exhibit to the Company's Quarterly Report on Form 10Q/A-1 dated August 8, 1996, File No. 0-12329.

                    (14) Incorporated by Reference to the Company's Proxy Statement dated December 30, 1996, File No. 0-12329.

                    (15) Incorporated by Reference to Exhibit to the Company's Current Report on Form 8-K dated December 17, 1998, File No. 0-12329.


(b)      Reports on Form 8-K

         LCS Industries, Inc. did not file any Forms 8-K during the last quarter of its fiscal year ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   By:  /s/William Rella
                                                       -------------------------
                                                           William Rella
                                                           President
Date: December 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 1998.

               Signature                                              Title
               ---------                                              -----

 /s/William Rella                        President (Principal Executive Officer) and Director
-----------------------------
William Rella



 /s/Pat R. Frustaci                      Vice President - Finance, Chief Financial Officer,
-----------------------------            Treasurer and Assistant Secretary (Principal
Pat R. Frustaci                          Accounting Officer)




 /s/Marvin Cohen                         Senior Vice President, Secretary and Director
-----------------------------
Marvin Cohen



 /s/Joseph R. Barbaro                    Director
-----------------------------
Joseph R. Barbaro



 /s/Bernard Ouziel                       Director
-----------------------------
Bernard Ouziel

                              LCS INDUSTRIES, INC.

                           Commission File No. 0-12329


                                     -------


                           Annual Report on Form 10-K

                                     for the

                      Fiscal Year Ended September 30, 1998




                                 E X H I B I T S

INDEX TO EXHIBITS


Exhibit
   No.                            Description
-------                           -----------

10.5                    The Bank of New York letter dated
                        July 10, 1998 related to the
                        holding available of a line of credit

22                      List of Subsidiaries

23                      Consent of Deloitte & Touche LLP