Form 10-K/A
period 1998-09-30
LCS INDUSTRIES INC
filed 1999-01-26
CIK 58151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                  FORM 10-K/A-1

( X )      ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended September 30, 1998         Commission File No. 0-12329



                              LCS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-2648333
--------------------------------------------------------------------------------
  (State of incorporation)               (I.R.S. employer identification number)


               120 Brighton Road
               Clifton, New Jersey                             07012
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

                      DOCUMENTS INCORPORATED BY REFERENCE

               None.

                                  Introduction


               On December 29, 1998, LCS Industries, Inc. ("LCS" or the "Company"), a Delaware corporation, filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year ended September 30, 1998 (the "1998 Form 10-K"). Pursuant to General Instruction 3 to Form 10-K ("General Instruction 3"), the information called for by Item 10 (insofar as it relates to Directors of the Company) and by Items 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 1998 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period referred to in General Instruction 3. Because the Company is not in fact filing its Proxy Statement within such 120-day period, this Form 10- K/A-1 amends the 1998 Form 10-K by deleting therefrom the caption and first paragraph of Item 10 and Items 11, 12 and 13 in their entirety, and substituting therefore the following additions to Item 10 and the following replacements for Items 11, 12 and 13.

Item 10. Directors, Executives Officers and Significant Employees of the Registrant.

               The following is a list, as of December 1, 1998, showing the names and ages of all the members of the Board of Directors, all positions and offices with the Company held by each of them and the year from which each said office has been continuously held.


                                                                   Position With the Company
   Name                                      Age                   and Date From Which Held
   ----                                      ---                   ------------------------
   Joseph R. Barbaro(1)(2)(3)                53                    Director - 1996

   Bernard Ouziel(1)(2)(3)(4)                60                    Director - 1983

   William Rella(4)(5)                       56                    Chief Executive Officer - 1998
                                                                   President, Chief Operating Officer and
                                                                   Director - 1997
                                                                   President - Fulfillment Services - 1994

   Marvin Cohen(5)                           64                    Senior Vice President and Secretary-1981
                                                                   Director - 1969

-----------

(1)            Member of the Audit Committee.
(2)            Member of the Compensation Committee.
(3)            Member of the Stock Option Committee.
(4)            Member of the 1994 Employee Stock Purchase Plan Committee.
(5)            Member of the Non-Employee Directors Stock Option Committee.

               Mr. Ouziel has been a practicing attorney in private practice for more than the last five years. Mr. Barbaro has been a partner in the accounting firm of Phillips Gold and Company, LLP for more than the last five years.

Item 11.                     Executive Compensation.

Summary Compensation Table

               The following table sets forth, for the fiscal years indicated, the cash and other compensation provided by the Company and its subsidiaries to each of the named executive officers of the Company in all capacities in which they served.

                                        SUMMARY COMPENSATION TABLE



                                                                               Long Term       All Other
                                         Annual Compensation  (1)            Compensation    Compensation
                                     ------------------------------------    ------------    ------------

                                                             Other Annual         Awards
    Name and               Fiscal    Salary      Bonus       Compensation        Options
Principal Position          Year       ($)         ($)            ($)            (#)(2),           ($)(3),
------------------          ----       ---         ---            ---            -------           -------
WILLIAM RELLA .........     1998     360,000     640,000           0                   0           40,725
President & Chief .....     1997     360,000     640,000           0              40,000           19,054
Executive Officer .....     1996     360,000     437,576           0                   0           14,679

MARVIN COHEN ..........     1998     287,614     163,626           0                   0           35,140
Senior Vice President &     1997     277,648     116,511           0                   0           16,965
Secretary .............     1996     274,143     125,457           0                   0           16,965

PAT R. FRUSTACI .......     1998     167,019      50,000           0              10,000           26,026
Vice President-Finance      1997     147,116      40,000           0                   0            9,602
& Treasurer ...........     1996     135,673      30,000           0                   0            9,599

LON MANDEL ............     1998     180,000     414,386           0                   0           26,741
President & CEO, ......     1997     180,000     449,747           0                   0            8,894
The SpeciaLISTS Ltd. ..     1996     180,000     506,609           0                   0            8,876

JAMES E. QUINLAN ......     1998     100,316      10,000           0               2,000            2,816
Controller ............     1997      93,528       7,500           0               2,500            2,256
                            1996      88,865       7,500           0               5,000            2,379

-------------
(1) Compensation deferred at the election of a named executive officer is included in the category and year it would have been reported had it not been deferred.

(2) The Company does not grant stock appreciation rights. All options granted were incentive stock options or non-qualified stock options.

(3) Consists of (i) with the exception of Mr. Rella in 1996, the Company's matching contributions to the 401(k) Plan (as defined below), (ii) as to Messrs. Cohen and Rella, the total premiums on split- dollar insurance policies during such fiscal year, (iii) as to Mr. Rella in 1998 and 1997 and Messrs. Frustaci, Mandel and Quinlan, an automobile allowance and/or associated costs, and (iv) as to the named individuals in 1998, the Company's matching contributions under its deferred compensation plans.

Stock Option Grants

               The following table sets forth information concerning incentive stock options granted during fiscal 1998 to certain named executive officers.

                                                                                                          Potential Realizable Value
                                                                                                         At Assumed Annual Rates of
                                                                                                        Stock Price Appreciation for
                                    Individual Grants                                                               Option Term

                                                % of Total
                                                  Options
                                                 Granted to        Exercise or
                              Options           Employees in       Base Price         Expiration
   Name                     Granted (#)          Fiscal Year          ($/Sh)            Date                 5% ($)         10% ($)
   ----                     -----------          -----------          ------            ----                 ------         -------
Pat R. Frustaci                10,000                7                14.00           12/22/07              228,050         363,120

James E. Quinlan                2,000                1                14.00           12/22/07               45,610         72,624

--------------

Stock Option Exercises and Holdings

               The following table sets forth information concerning incentive stock options exercised during fiscal year 1998 and stock options held as of the end of fiscal 1998 by the named executive officers.

                                    AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND
                                           FISCAL 1998 YEAR-END OPTIONS VALUES

                                                                                    Number of       Value of Unexercised
                                                                                   Unexercised      In-the-Money Options
                                                                                   Options at                at
                                                                                    FY-End (#)           FY-End ($)
                             Shares Acquired                                       Exercisable/          Exercisable/
   Name                      on Exercise (#)             Value Realized ($)       Unexercisable         Unexercisable
   ----                      ---------------             ------------------       -------------         -------------
William Rella                          0                          0              128,000/40,000           935,968/0

Marvin Cohen                      22,000                    380,248               86,000/0                297,500/0

Pat R. Frustaci                        0                          0               33,000/21,000          309,755/103,251

James E. Quinlan                   4,400                     54,868                3,125/6,375               313/938

-----------

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

               The following table sets forth, to the knowledge of the Company, certain information regarding beneficial ownership of the Company's Common Stock as of December 1, 1998: (i) by each person or group who owns beneficially more than five percent of the Company's Common Stock; (ii) by each director of the Company; (iii) by each of the five most highly compensated executive officers and other significant employees (the "named executive officers") of the Company during the fiscal year ended September 30, 1998 ("fiscal 1998"); and (iv) by all directors, officers and other significant employees of the Company as a group.

                                          Number of                  Percent
Name and Address(1)                      Shares(2)(3)               of Class
-------------------                      ------------               --------
Heartland Advisors, Inc.
790 Milwaukee Street
Milwaukee, WI 53202                       986,816(4)                  20.1%

Gerald A. King
248 West Brow Road
Lookout Mountain, TN 37350                284,005                      5.8%

Estate of Arnold J. Scheine
189 Deerfield Lane North
Pleasantville, NY 10570                   409,477(5)                   8.4%

Joseph R. Barbaro
1140 Avenue of the Americas
New York, NY 10036                         12,400                         *

Bernard Ouziel
120 Brighton Road
Clifton, NJ 07012                          96,400                      1.9%

William Rella
120 Brighton Road
Clifton, New Jersey 07012                 214,629                      4.0%

Marvin Cohen
120 Brighton Road
Clifton, New Jersey 07012                 444,054(6)                   8.9%

Lon Mandel
1200 Harbor Boulevard
Weehawken, New Jersey 07087                25,472                         *

Pat R. Frustaci
120 Brighton Road
Clifton, NJ 07012                          46,500                         *

James E. Quinlan
120 Brighton Road
Clifton, NJ 07012                          11,502                         *

All officers, Directors and
other significant employees
as a group (8 persons)                  1,134,962                     21.7%

       (1) Except as described below, the persons named in this table possess sole voting and dispositive power with respect to their Shares.

       (2) In this table, it is assumed for only each person who holds stock options that he has exercised those stock options to the extent they are exercisable within 60 days of the date of this table. The number of Shares that each such person may acquire upon exercise of such options is as follows: Mr. Barbaro -- 6,400; Mr. Ouziel -- 56,800; Mr. Rella -- 128,000; Mr. Cohen -- 86,000; Mr. Frustaci -- 46,500; Mr. Quinlan --
       5,500; all directors and officers as a group -- 329,200.

       (3) Does not take into account stock options exercisable for an additional 69,900 shares that will become exercisable upon the consummation of the Merger, as announced on December 17, 1998, or a similar transaction.

       (4) Based on information obtained directly from Heartland Advisors, Inc.

       (5) Includes 7,330 Shares owned of record and beneficially by Mrs. Scheine and 175,000 Shares registered in the name of HAS Investments, L.P. and 31,814 Shares registered in the name of Scheine Holdings, L.P., two limited partnerships created for estate planning purposes.

       (6) Includes 2,200 Shares owned of record and beneficially by Mr. Cohen's wife as to which Shares he disclaims beneficial ownership.

* Less than 1%.



Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Mr. Ouziel, Director, performed legal services for the Company during the fiscal year ended September 30, 1998, and was paid therefor the aggregate sum of $58,336. The firm of Phillips Gold and Company, LLP, of which Mr. Barbaro, Director, is a partner, performed accounting, tax and other consulting services during the fiscal year ended September 30, 1998 and was paid therefor the aggregate sum of $131,869.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LCS INDUSTRIES, INC.


                                                    By:      /s/William Rella
                                                             ----------------
                                                             William Rella
                                                             President
Date:   January 26, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 1999.

   Signature                                 Title
   ---------                                 -----


/s/William Rella           President (Principal Executive Officer) and Director
----------------
William Rella



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